Form 10-K
period 1996-07-31
INTERNATIONAL POST LTD
filed 1996-10-16
CIK 913888

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the fiscal year ended July 31, 1996
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from _________ to _________
                           Commission File Number 0-23388

                           INTERNATIONAL POST LIMITED
                          (Exact name of registrant as
                            specified in its charter)


              DELAWARE                                     13-3735647
    (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification No.)

          545 FIFTH AVENUE                                    10017
         NEW YORK, NEW YORK                                (Zip Code)
       (Address of principal
         executive offices)


        Registrant's telephone number, including area code (212) 986-6300

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
                           Yes   [X]     No   [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].


         The aggregate market value of the common stock held by persons other than affiliates of the registrant, as of September 30, 1996, was approximately $12,171,000.

         The number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1996, is as follows:

            Class                                       Number of Shares
-------------------------------------------------------------------------
Common Stock, par value $.01 per share                     6,226,958


                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's proxy statement in connection with its 1996 annual meeting of shareholders (the "Proxy Statement") are incorporated by reference into Part III.

                                     PART 1

ITEM 1.    BUSINESS.


GENERAL

         International Post Limited and its subsidiaries (collectively, the "Company") provide a wide range of post-production services primarily to the television advertising industry and distributors of television programming to the international market and, to a lesser extent, to program originators. The Company's services, which are provided by its skilled technicians and artists at state-of-the-art facilities in the New York metropolitan area and South Florida, include creative editorial services, film-to-tape transfer, electronic video editing, computer-generated graphics, standards conversion, duplication and audio services, all in multiple standards and formats, as well as network playback and studio operations. The combination of the Company's skilled personnel and technical resources has enabled the Company to compete effectively in the rapidly changing video communications industry.

         Producers of television programming and commercials generally out-source post-production services in order to minimize the high fixed overhead and substantial capital investment needed to provide quality services and to maintain a staff of expert technicians and artists. The Company believes that the recent development of cable and independent television networks, and the deregulation and privatization of overseas television markets, will result in increased programming needs which will present substantial opportunities for growth in the post-production services industry.

BACKGROUND

         The Company was formed in October 1993 to own and operate, through its subsidiaries, the businesses previously conducted by Manhattan Transfer/Edit Company ("MTE Co.") and Audio Plus Video International, Inc. ("Audio Plus Video"). The Company acquired the business of MTE Co. immediately prior to, and in connection with, the consummation of its initial public offering in February 1994 pursuant to a transaction in which (i) the general partners of MTE Co. received additional shares of common stock, $.01 par value per share (the "Common Stock"), of the Company in exchange for their partnership interests in MTE Co. and (ii) the assets and liabilities of MTE Co. were contributed to Manhattan Transfer/Edit, Inc., a newly-formed subsidiary of the Company ("Manhattan Transfer"). The Company used a portion of the proceeds from the offering to acquire, simultaneously with the consummation of the offering, all of the outstanding capital stock of Audio Plus Video from subsidiaries of Video Services Corporation (Video Services Corporation and its subsidiaries are collectively referred to herein as "VSC").

PRINCIPAL SERVICES

         The production of every commercial, television program or corporate communications video involves the recording of the image on film or videotape. This is done on location or in a studio by a production company. Once the footage has been recorded, the post-production process begins in order to transform the raw recorded footage into a final usable product. Creative and technical input, which includes the transfer of film-to-tape, color correction, editing, addition of special effects utilizing 3D and computer-generated graphics and audio, is needed to complete the process and generate a videotape master for duplication and distribution to broadcasters. The master tape may need additional post-production services, such as standards or format conversion, audio layback of a foreign language track, or the enhancement of the music and effects tracks to facilitate international distribution.

         The Company's services that are provided to the television advertising industry and program originators, and the specialized video services that are provided to television program distributors to the international market, are generally offered on an hourly or daily rate basis. Standards conversion and duplication services provided to television program distributors to the international market are offered at rates that are based on program length. The Company maintains an in-house engineering staff to facilitate the modification of equipment to meet client requirements.

         The Company  provides  the  following  post-production  services to the
television   advertising   industry  and  to  program   originators,   including
corporations and educational institutions:

         CREATIVE EDITORIAL SERVICES (DESIGN): The creative editing process, or first stage of post-production, for a television commercial generally involves the selection of the best footage from several thousand feet of film and the combination of that footage through editing along with special video effects to create a cohesive message with audience appeal. The creative editor typically is involved with all facets of the post-production process and usually selects the post-production facilities in which the remaining and final stages of the television commercial's post-production takes place.

         FILM-TO-VIDEOTAPE TRANSFER: The Company has film-to-videotape transfer suites for the transferring of images and sound from film to videotape. This process can be used for either positive or negative, 16 or 35 millimeter film and for both composite and multi-track systems. The Company's skilled colorists operate state-of-the-art electronic equipment which provides color correction and expansion or repositioning of film images. In addition, the Company can correct and enhance the color of projects originated on videotape. The videotape element masters resulting from the transfer process can be edited to create the final product which can then be duplicated for a variety of markets including television advertising, corporate video cassettes, home video cassettes, pay cable television, television program syndication, airline in-flight entertainment, foreign distribution and ancillary application. Transfers are made in both the PAL (Phase Alternate Line) and NTSC (National Television Systems Committee) standards.

         ELECTRONIC VIDEO EDITING: The Company operates a combination of analog and digital edit suites. The editing process ranges from simple cuts and assembly with dissolves, wipes and titles, to complicated layering of images and special effects. Videotape is edited in many tape formats (sizes) for use in commercials, shows, corporate and educational videos and other presentations.

         COMPUTER-GENERATED GRAPHICS: Company artists create computer-generated television imagery working with sophisticated computer software for applications such as main titles for television shows, credits and various electronic special visual effects including computer animation and electronic graphics in both two and three dimensions.

         VIDEOTAPE DUPLICATION: The Company offers video tape duplication in all professional broadcast formats, including D1, D2, BetaCam SP, 1" and 3/4", to meet the needs of the commercial advertising, corporate video, motion picture, television production and syndicated television program distribution industries. The Company also creates duplication masters with closed captioning for the hearing impaired.

         The  Company  provides  the  following   post-production   services  to
international television program originators and distributors:

         STANDARDS CONVERSION: Throughout the world, video signals are recorded in four principal standards: NTSC-used in several countries including the U.S., Canada, Mexico and Japan; PAL-used in numerous countries, including England, Italy, Australia and China; PAL-Modified-used exclusively in Brazil; and SECAM (Sequential Color and Memory - used in France, Russia and the Middle East. A program recorded in one standard cannot be broadcast or played back through equipment employing another standard unless the program is first "converted" to the other standard. If for example, RTL, a German television broadcaster, wants to air "Sesame Street" (a program produced in the United States and, therefore, in the NTSC standard), the video signal must first be converted to PAL to make it compatible with the German standard. The Company provides conversion services to and from all of the standards currently available.

         DUPLICATION: Duplication services are required to accommodate multiple broadcast locations receiving the same product in the same standard, but utilizing a variety of videotape formats. Using the same analogy as above, the German broadcaster received a PAL tape for his 1" equipment, but a Scandinavian broadcaster needs to receive a PAL tape of that same "Sesame Street" episode for his D2 equipment. Accordingly, the Company would "duplicate" the tape to the different format in the same standard.

         SPECIALIZED VIDEO SERVICES: The Company is meeting an increasing demand for specialized services using state-of-the-art, multi-standard film-to-tape, editing and audio suites. Extensive audio capabilities include restoration, layback, ADR (automatic dialogue replacement), audio-for-video editing, and the recreation or enhancement of music and sound effects tracks. Additional services include scene-by-scene color correction of film or tape, video restoration and I3 (International Image Interpretation), an innovative standards conversion technology which achieves extremely high quality for film-originated material.

         ADDITIONAL SERVICES: In addition, in the Company's South Florida facilities, the Company provides studio facilities and technical personnel for MTV Latino and network playback operations for Discovery Latin America, Discovery Spain/Portugal and Discovery Brazil/Argentina.

DEVELOPMENT OF BUSINESS

         In May 1995, the Company acquired (the "PE Acquisition") all of the outstanding shares of common stock of The Post Edge, Inc., a Florida corporation ("Post Edge"). In connection with such acquisition, the Company also acquired
(i) all of the outstanding shares of common stock of Interactive Edge, Inc., a Florida corporation, and (ii) approximately 67% of the outstanding shares of common stock of Edge Communications, Inc., a Florida corporation which is dormant, from certain of the shareholders of Post Edge.

         In addition, in May 1995, the Company acquired (the "BP/ET Acquisition") all of the outstanding shares of common stock of Even Time Ltd., a New York corporation ("ET"), and 85% of the outstanding shares of common stock of The Big Picture Editorial, Inc., a New York corporation ("BP"). In July 1995, the Company acquired the remaining 15% of the common stock of BP pursuant to its rights under a certain Put/Call Agreement entered into in connection with the BP/ET Acquisition.

         The PE Acquisition and BP/ET Acquisition were each funded by borrowings by the Company from The Bank of New York ("BNY") and Fleet Bank ("Fleet")
pursuant to a Credit Agreement, dated as of May 4, 1995 (the "Credit Agreement"), by and among the Company, BNY, in its capacity as a Lender, as the Issuer and as the Agent (in each case as such terms are defined in the Credit Agreement), and Fleet as a Lender, as amended by Amendment No. 1 thereto. The aggregate outstanding principal balance of the Term Loans (as defined in the Credit Agreement), which as of July 31, 1996 was $18,320,000, is due and payable in twenty-two consecutive installments, payable on the last day of each fiscal quarter, with final payment due on January 31, 2001. An additional $10,000,000 borrowed under the Credit Agreement is attributable to Working Capital Loans (as defined in the Credit Agreement) which the Company may from time to time during the Working Capital Commitment Period (as defined in the Credit Agreement) prepay and reborrow in accordance with the provisions of the Credit Agreement. The Credit Agreement also included an $18 million acquisition facility to fund future acquisitions that met certain parameters. Such acquisition facility was terminated by the Company in May 1996. At the Company's option, borrowings under the Credit Agreement bear interest at 1.75% (including 1/4 of 1% as a result of the Company's Leverage Ratio (as defined in the Credit Agreement) being greater than 2.00:1.00 at July 31, 1996) above the Eurodollar Rate or the Prime Interest Rate plus .375% announced by BNY from time to time.

         In October 1995, the Company entered into Amendment No. 2 ("Amendment No. 2") to the Credit Agreement, which changed, among other things, the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and the Leverage Ratio. In November 1995, the Company entered into Amendment No. 3 to the Credit Agreement, pursuant to which the financial covenants were raised above those in Amendment No. 2 but remained lower than those prior to Amendment No. 2. In addition, the calculation of such ratios commenced on August 1, 1995 which had the effect of excluding the results of the fourth quarter of fiscal year 1995 from the calculations. In September 1996, the Company entered into Amendment No. 4 to the Credit Agreement, pursuant to which the Fixed Charge Coverage Ratio was changed from 1.50:1.00 to (a) 1.10:1.00 for the twelve month period ending July 31, 1996, (b) 1.15:1.00 for the twelve month periods ending October 31, 1996 and January 31, 1997, (c) 1.25:1.00 for the twelve month periods ending April 30, 1997 and July 31, 1997, and (d) 1.50:1.00 for the twelve month period ending October 31, 1997 and thereafter.

         In February 1996, the Company entered into an interest rate swap with a member of its bank syndicate. Under the agreement, the Company pays a fixed LIBOR (London Interbank Offered Rate) rate of 5.32% to the bank and the bank pays a floating rate equal to 90 day LIBOR to the Company on the outstanding balance of the Term Loans (final maturity January 31, 2001). The effect of this interest rate swap was to fix the interest rate on the Term Loans at 6.695%. In March 1996, the Company sold its fixed rate position for $313,000. The Term Loans were fixed at 6.695% through June 11, 1996, floated at the BNY's Prime rate or LIBOR plus 1.375% through July 31, 1996 and will float at such Prime rate plus .375% or LIBOR plus 1.75% thereafter.

         In August 1996, Fleet Bank, N.A. (formerly known as NatWest Bank, N.A.) and Key Bank of New York ("Key Bank") entered into an Assignment and Acceptance Agreement, pursuant to which Fleet Bank, N.A. assigned to Key Bank a percentage of its rights and obligations under the Loan Documents (as defined in the Credit Agreement).

MAJOR CLIENTS AND CUSTOMERS

         The Company's major clients include advertising agencies, film editors, video production companies and international distributors of television programming. Among the advertising agencies to which the Company provides services are BBDO New York ("BBDO"), Saatchi & Saatchi, Wells Rich Greene BDDP, Grey Advertising, Messner Vetere, Uniworld Group, N.W. Ayer, Ogilvy & Mather, FCB Leber Katz and J. Walter Thompson. International television program distributors to which the Company provides services include the major television networks (CBS, NBC and ABC) and syndicators such as Sony Pictures, Turner
Entertainment and Worldvision. In addition, the Company provides network playback and studio facilities, including technical personnel, to the following networks: Discovery Latin America, Discovery Spain/Portugal, Discovery Brazil/Argentina and MTV Latino. The Company also provides post-production and other services to a variety of program originators including the NBA, National Geographic, Children's Television Workshop and Discovery Channel. No customer accounted for more than 10% of the total revenues of the Company during fiscal year 1996.

         Except as set forth below, the Company has no long-term or exclusive agreements with its clients; however, the Company has had long-term relationships with many of its clients. Because clients generally do not make arrangements with the Company until shortly before its services are required, the Company usually does not have any significant backlog of service orders.

         The Company has a five year contract with Discovery Communications, Inc., dated as of January 9, 1993, pursuant to which the Company provides services to Discovery Latin America. The contract was amended on August 4, 1994 to include the provision of services to Discovery Spain/Portugal. In addition, in September 1995, the Company amended its contract with MTV Latin America, Inc., dated as of June 7, 1993, pursuant to which the Company provides services to MTV Latino, extending the term thereof to September 15, 2000.

MARKETING AND SALES STRATEGY

         A full time sales force, together with the Company's top management, actively market the Company's services through industry contacts and through advertising in the major industry trade magazines such as Shoot, Ad Week and Post. The focus of this advertising is to promote the Company's image for quality services, its technical capabilities and its state-of-the-art facilities.

         The Company's marketing strategy, with respect to the services it provides for television program distributors to the international market, is to focus on the needs of the end-users as well as on the needs of the clients. The Company actively develops relationships with overseas facilities and broadcasters through visits and multi-lingual communication, to learn and respond to their individual technical and operational requirements. This strategy has resulted in end-users requesting that their international television program distributors utilize the Company's services and has alleviated many problems between the distributors and the broadcasters. Sales and marketing efforts emphasize the needs of the client and the end-user, technical proficiency, and the Company's global perspective.

COMPETITION

         The video services industry is highly competitive. Certain post-production service businesses (both independent companies and divisions of diversified companies) provide most of the same services provided by the Company, while others specialize in one or several of these services. Certain film production companies also provide post-production services. The Company's primary competitors are located in New York City, the principal market for the Company's services. Certain of these, as well as other competitors of the Company, have greater financial resources than the Company.

         The Company's successful competitive record is based on customer satisfaction with the range, quality and pricing of its offered services. Its ability to remain competitive is also based in part on its capacity to respond to technological change by purchasing state-of-the-art equipment. The Company also competes on the basis of its ability to attract and retain qualified, highly skilled personnel. The Company believes that prices for its services are competitive within its industry, although some competitors may offer certain of their services at lower rates than the Company. The post-production services industry has been and is likely to continue to be subject to technological change to which the Company must respond in order to remain competitive.

EMPLOYEES

         The Company and its subsidiaries have approximately 332 full-time employees. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.


ITEM 2.    PROPERTIES.

         The Company leases seven principal production facilities, three located in New York City, one in Northvale, New Jersey and three in South Florida. The New Jersey facilities were consolidated into a 38,000 square foot facility including 4,000 square feet for expansion. The Company's three New York City facilities consist of approximately 68,000 square feet, including the Company's principal executive offices. The Company plans to move and consolidate two 8,000 square foot facilities in New York City to one 18,000 square foot facility in the second quarter of fiscal year 1997. The three South Florida facilities consist of approximately 42,000 square feet.

         The Company's facilities include nine film-to-tape transfer and color correction suites, sixteen on-line editing suites, seventeen off-line editing suites, sixteen graphic suites (several of which can operate as edit suites), seven audio suites, ten special project booths and two production rooms dedicated to standards conversion and duplication services. In addition, the Company's South Florida facilities include two network playback operations and one studio facility.


ITEM 3.    LEGAL PROCEEDINGS.

         The Company is involved in various claims and legal proceedings of a nature considered normal to its business. While it is not possible to predict or determine the outcome of these proceedings, it is the opinion of management that their outcome will have no material adverse effect on the financial position, liquidity or results of operations of the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.

         The Company's Common Stock is listed on the NASDAQ National Market System (NASDAQ symbol: POST). The Company's Common Stock began trading on February 8, 1994 at the effective time of the Company's initial public offering. Prior to such time, there was no public market for the Company's Common Stock.

         As of September 30, 1996, there were approximately 720 holders of record of the Company's Common Stock.

         The following table sets forth the high and low bid prices of the Company's Common Stock for each full quarterly period within the two most recent fiscal years.


        Fiscal Year 1995                High                  Low
        ----------------                ----                  ---

First Quarter                          9 1/4                 7 3/4
(August 1 to October 31)

Second Quarter                           9                   3 1/2
(November 1 to January 31)

Third Quarter                          7 5/8                 5 1/4
(February 1 to April 30)

Fourth Quarter                         6 1/4                 3 5/8
(May 1 to July 31)

        Fiscal Year 1996                High                  Low
        ----------------                ----                  ---

First Quarter
(August 1 to October 31)                 5                     4

Second Quarter                         4 1/4                 3 1/8
(November 1 to January 31)

Third Quarter                          4 3/64                  3
(February 1 to April 30)

Fourth Quarter                         4 1/8                 3 3/4
(May 1 to July 31)

         No cash dividends have ever been declared by the Company on the Common Stock. The Company intends to retain earnings to finance the development and growth of its business. Accordingly, the Company does not anticipate that any dividends will be declared on the Common Stock for the foreseeable future. Future payment of cash dividends, if any, will depend on the Company's financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by the Company's Board of Directors.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

         The following table sets forth selected historical consolidated financial data for the Company, MTE Co. and its predecessor (the "Predecessor") for the periods and at the dates indicated. The Predecessor consists of substantially all of the operating assets and certain of the liabilities, prior to fiscal year 1993, of MTE Holdings, Inc. ("Holdings"), formerly known as Manhattan Transfer/Edit, Inc. The historical consolidated financial data for each of the years in the five-year period ended July 31, 1996, and at July 31, 1992, 1993, 1994, 1995 and 1996, is derived from and qualified by reference to the historical consolidated financial statements that have been audited and reported upon by Arthur Andersen LLP, independent public accountants. The information in the table should be read in conjunction with the historical financial statements and the notes thereto and other financial information appearing elsewhere herein. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."




                                                    PREDECESSOR       MTE Co.                    COMPANY
                                                    -----------     ----------    --------------------------------------
                                                    Year Ended      Year Ended    Year Ended    Year Ended    Year Ended
                                                     July 31,        July 31,      July 31,      July 31,      July 31,
                                                       1992            1993         1994 (1)      1995 (1)      1996 (1)
                                                    ----------      ----------    -----------   ----------    ----------

                                                                   (in thousands, except per share amounts)

  Revenues.....................................       $11,648         $20,871       $27,827       $38,349       $49,352
  Depreciation and amortization................         2,822           3,343         3,905         5,749         8,369
  Income from operations.......................         1,281           2,347 (2)     3,709 (3)     3,475         3,842
  Income before income taxes...................         1,269           1,262         3,243         2,680         1,676
  Net income
    (Pro forma for Predecessor and MTE Co.)....            37             466         3,320 (4)     1,606           814
  Net income per share
    (Pro forma for MTE Co.)(2) ................             -            0.13          0.70          0.26          0.13
  Weighted average number of shares outstanding
    (Pro forma for MTE Co.)(2).................             -           3,471          4,714        6,214         6,220

  Total assets.................................        17,691          23,447         35,893       66,673        67,861
  Long-term debt, net of current portion.......             -           4,500            415       20,257        19,797
  Subordinated debt, net of current portion....             -               -              -        4,927         5,096
  Stockholders' equity.........................       $16,712         $14,177        $27,930      $29,461       $29,835

  -----------------------------------------

  (1)  See Note  3 of the Notes to Consolidated Financial Statements contained herein.
  (2)  See Note  1 of the Notes to Consolidated Financial Statements contained herein.
  (3)  See Note 11 of the Notes to Consolidated Financial Statements contained herein.
  (4)  See Note  9 of the Notes to Consolidated Financial Statements contained herein.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         On February 15, 1994 the Company completed its initial public offering. The net proceeds were used to acquire Audio Plus Video and to repay debt. The following discussion of the Results of Operations for the years ended July 31, 1996, 1995, and 1994 include the operations of Audio Plus Video from the date of acquisition and include the operations of MTE Co. for the year ended July 31, 1994 as if the reorganization, in which the business of MTE Co. was contributed to a newly-formed subsidiary of the Company, had occurred at the beginning of such period. For Post Edge, BP and ET the discussion includes the operations from the dates of acquisition for fiscal year 1995 and a full year of operations for fiscal year 1996.

RESULTS OF OPERATIONS:

FISCAL YEARS ENDED JULY 31, 1996 AND 1995

         Revenues increased by $11,003,000 or 28.7% to $49,352,000 in fiscal year 1996 compared to fiscal year 1995. The growth in revenues was primarily attributable to the acquisitions of Post Edge (acquired 5/4/95) and BP and ET (acquired 5/4/95). Fiscal year 1996 includes a full year of operations for these companies. Revenues recorded in fiscal year 1996 were $7,399,000 and $8,906,000 for Post Edge and BP and ET, respectively, as compared to fiscal year 1995 of $1,385,000 and $1,673,000, respectively. These increases were partially offset by a decrease in revenues at Manhattan Transfer and the loss of revenues from specialized services discontinued in the first and fourth quarters of fiscal year 1995.

         Direct salaries and costs (consisting primarily of salaries and benefits paid to artists, technicians and engineers, outside labor, occupancy costs, direct costs including tape stock and equipment rental, and client costs) decreased as a percentage of revenues to 48.7% in fiscal year 1996 compared to 49.1% in the prior fiscal year. The decrease was primarily attributable to lower equipment rentals and client related costs, offset by increased equipment maintenance costs. In the fourth quarter of fiscal year 1995, the Company discontinued its test commercial and print design divisions, reorganized certain portions of the operations of Manhattan Transfer, and closed Audio Plus Video's New York City facility. The Company incurred losses from operations of approximately $1,100,000 in connection with the items described in the previous sentence.

         Selling, general and administrative expenses decreased as a percentage of revenues in fiscal year 1996 to 26.0% from 26.8% in the prior fiscal year. The decrease was primarily attributable to lower sales commissions accrued during fiscal year 1996. In addition, the costs of the reorganization described above that related to selling and general and administrative expenses did not reoccur in fiscal year 1996.

         Depreciation expense was $7,229,000 and $5,168,000 in fiscal years 1996 and 1995, respectively. The increase was primarily the result of Post Edge, BP and ET included for the full fiscal year.


         Amortization of intangibles was $1,140,000 and $581,000 in fiscal years 1996 and 1995, respectively. The increase was primarily the result of Post Edge, BP and ET included for the full fiscal year.

         As part of the consolidation of two facilities to one facility, both located in New York City, the Company recorded a non-cash lease related obligation in the fourth quarter of fiscal 1996 of $255,000. This represents net future lease payments the Company will be obligated to make for leases from the expected vacancy date (second quarter of fiscal 1997) through their respective termination dates.

         Interest expense was $2,262,000 and $810,000 in fiscal years 1996 and 1995, respectively. The increase in interest expense was due to the debt used to acquire Post Edge, BP and ET being outstanding for the fiscal year ended July 31, 1996.

         The income tax rate applied against pre-tax income was 51% and 40% in fiscal years 1996 and 1995, respectively. The applicable tax rates include 13% and 7% in fiscal years 1996 and 1995, respectively, as a result of the non-deductibility of the intangibles recorded on the Company's balance sheets. Lower pre-tax income in fiscal year 1996 compared to fiscal year 1995 on higher amortization of intangibles is the reason for the increase in the impact of this non-deductible item. The impact of state and local taxes (net of federal benefit) increased in fiscal year 1996 compared to fiscal year 1995 as a percentage of pre-tax income. The primary reason for the increase was higher state taxable income for certain Company subsidiaries.

         Net income decreased to $814,000 in fiscal year 1996 compared to $1,606,000 in fiscal year 1995. This decrease is a result of the items discussed above.

FISCAL YEARS ENDED JULY 31, 1995 AND 1994

         Revenues increased by $10,522,000 or 37.8% to $38,349,000 in fiscal year 1995 compared to fiscal year 1994. The growth in revenues was primarily attributable to the acquisitions of Audio Plus Video (acquired 2/15/94), Post Edge (acquired 5/4/95), and BP and ET (acquired 5/4/95) partially offset by the decrease in revenues from specialized services discontinued in the first and fourth quarter of fiscal year 1995.

         Direct salaries and costs (consisting primarily of salaries and benefits paid to artists, technicians and engineers, outside labor, occupancy costs, direct costs including tape stock and equipment rental, and client costs) increased as a percentage of revenues to 49.1% in fiscal year 1995 compared to 46.5% in the prior fiscal year. In the fourth quarter of fiscal year 1995, the Company discontinued its test commercial and print design divisions, reorganized certain portions of the operations of Manhattan Transfer, and closed Audio Plus Video's New York City facility. The Company incurred losses from operations of approximately $1,100,000 in connection with the items described in the previous sentence. In addition, equipment rentals related to satisfying customer needs and equipment maintenance were the primary reasons for the increase in this category as a percentage of revenues.

         Selling, general and administrative expenses increased as a percentage of revenues in fiscal year 1995 to 26.8% from 21.8% in the prior fiscal year. The costs of the reorganization described above that related to selling and general and administrative expenses and the costs relating to operating as a public company including investor relations expenses, professional fees, and directors and officers' insurance costs were the primary reasons for the increase in this category as a percentage of revenues.

         Depreciation expense was $5,168,000 and $3,534,000 in fiscal years 1995
and  1994,   respectively.   The  increase  was  primarily  the  result  of  the
acquisitions of Audio Plus Video, Post Edge, BP and ET.

         Amortization of intangibles was $581,000 and $371,000 in fiscal years 1995 and 1994, respectively. The amortization expenses related to the acquisitions of Post Edge, BP and ET are the reason for the increase in this category.

         Non-cash stock option related compensation of $1,202,000 in fiscal year 1994 is attributable to stock options granted by two stockholders of the Company to the President and Chief Executive Officer of the Company. The options entitle the holder to purchase from such stockholders 208,250 shares of Common Stock at amounts which range between $1.80 and $7.78 per share. Such amounts were below the initial public offering price of $11.00 per share at the time of grant.

         Interest expense was $810,000 and $506,000 in fiscal years 1995 and 1994, respectively. The increase in debt used to acquire Post Edge, BP and ET more than offset the pay down in debt, which occurred after the initial public offering in February 1994.

         The Company became a taxable corporation on February 15, 1994. Income taxes have been presented in the financial statements as if the Company was a corporate entity in each fiscal year. The income tax rate applied against pre-tax income was 40% and 45% in fiscal years 1995 and 1994, respectively. The applicable tax rates include 7% and 4% in fiscal years 1995 and 1994, respectively, as a result of the non-deductibility of the intangibles recorded on the Company's balance sheets. Lower pre-tax income in fiscal year 1995 compared to fiscal year 1994 on higher amortization of intangibles is the reason for the increase in the impact of this non-deductible item. The impact of state and local taxes (net of federal benefit) declined in fiscal year 1995 compared to fiscal year 1994 as a percentage of pre-tax income. Lower state tax rates in the states where certain of the Company's newly-acquired subsidiaries operate were the primary reason for the decline. These subsidiaries were acquired in February 1994 and May 1995.

         The impact of change in tax status in fiscal year 1994 is a tax benefit of $1,550,000 relating to the establishment of $1,550,000 of deferred tax assets primarily attributable to reserves established by MTE Co. which have not been deducted for tax purposes, and an increase in the tax basis of the assets obtained from MTE Co.

         Net income decreased to $1,606,000 in fiscal year 1995 compared to $3,320,000 in fiscal year 1994. This decrease is a result of the items discussed above.


LIQUIDITY AND CAPITAL RESOURCES:

FISCAL YEARS ENDED JULY 31, 1996 AND 1995

         The Company's strategy is to continue to expand the range of video-related services which it provides to existing clients and to increase its customer base through internal growth and acquisition. The Company is considering expanding its territorial markets by acquiring post-production businesses in other areas with a high concentration of production companies and advertising agencies, such as Los Angeles, subject to its ability to obtain financing. In fiscal year 1995, the Company acquired three post-production companies.

         In May 1995, the Company acquired BP and ET, two privately-held companies which provided a variety of creative editorial services to the television advertising industry. Both companies were based in Manhattan and were merged with Big Picture/Even Time Limited, a wholly-owned subsidiary of the Company ("BP/ET"), in December 1995. The purchase price of the acquisition was $12,070,000, including $6,350,000 principal amount of convertible subordinated debt of the Company with a 4.0% interest coupon convertible at $14 per share after five years and redeemable after six years (valued at $4,890,000 at the date of acquisition). The purchase agreement provides for contingent payments depending upon future revenues and increases in profitability of the acquired entities. During fiscal year 1996, the Company was required to pay $342,000 in such contingent payments, which was added to the excess of cost over fair value of net assets acquired.

         Further, in May 1995, the Company acquired Post Edge, a privately-held company which provides post-production services to the television advertising industry and corporate clients as well as network playback services for Discovery Latin America and Spain/Portugal and studio services and a stage for MTV Latino. Post Edge has facilities in Hollywood and Miami, Florida. The purchase price of the acquisition was $8,000,000 in cash.

         On May 4, 1995, and as increased on June 12, 1995, the Company entered into a $50,000,000 credit facility with three banks. To finance the cash portion of the acquisitions described above and to refinance the Company's $5,000,000 outstanding under its line of credit, the Company entered into a $22,000,000 six year term loan. In addition, the credit facilities (i) include a $10,000,000 six year revolving credit facility for working capital and (ii) included an $18,000,000 acquisition facility to fund future acquisitions that meet certain parameters which was subsequently terminated by the Company in May 1996. Pricing is at a spread over the BNY's Prime rate or a spread over LIBOR. Outstandings currently bear interest at 6.90625%. The credit facilities are secured by all assets of the Company and contain covenants limiting future debt, dividends, and capital expenditures. In addition, the Company must maintain certain cash flow and leverage ratios. In October 1995, the company entered into Amendment No. 2 to the Credit Agreement which changed the Fixed Charge Coverage Ratio and the Leverage Ratio. In November 1995, the Company entered into Amendment No. 3 to the Credit Agreement, pursuant to which the financial covenants were raised above those in Amendment No. 2 but remained lower than those prior to Amendment No. 2. In addition, the calculation of such ratios commenced on August 1, 1995 which had the effect of excluding the results of the fourth quarter of fiscal year 1995 from the calculations. In September 1996, the Company entered into Amendment No. 4 to the Credit Agreement, pursuant to which the Fixed Charge Coverage Ratio was changed from 1.50:1.00 to (a) 1.10:1.00 for the twelve month period ending July 31, 1996, (b) 1.15:1.00 for the twelve month periods ending October 31, 1996 and January 31, 1997, (c) 1.25:1.00 for the twelve month periods ending April 30, 1997 and July 31, 1997, and (d) 1.50:1.00 for the twelve month period ending October 31, 1997 and thereafter.

         In February 1996, the Company entered into an interest rate swap with a member of its bank syndicate. Under the agreement, the Company pays a fixed LIBOR rate of 5.32% to the bank and the bank pays a floating rate equal to 90 day LIBOR to the Company on the outstanding balance of the Term Loans (final maturity January 31, 2001). The effect of this interest rate swap was to fix the interest rate on the Term Loans at 6.695%. In March 1996, the Company sold its fixed rate position for $313,000, which is being amortized over the life of the Term Loans. The Term Loans were fixed at 6.695% through June 11, 1996, floated at the Agent's Prime rate or LIBOR plus 1.375% through July 31, 1996 and will float at such Prime plus .375% rate or LIBOR plus 1.75% thereafter.

         In August 1996, Fleet Bank, N.A. (formerly known as NatWest Bank, N.A.) and Key Bank entered into an Assignment and Acceptance Agreement, pursuant to which Fleet Bank, N.A. assigned to Key Bank a percentage of its rights and obligations under the Loan Documents.

         Capital expenditures were $5,573,000 in fiscal year 1996 as compared to $11,078,000 and $8,143,000 in fiscal years 1995 and 1994, respectively. The expenditures in fiscal year 1996 were used to complete Post Edge's new South Beach and Hollywood post-production facilities, complete the consolidation of Audio Plus Video's facilities, and make technological upgrades to existing equipment. The expenditures in fiscal year 1995 were used to increase computer-generated graphics capabilities, upgrade and expand equipment, complete a 25,000 square foot digital post-production facility to consolidate New York City operations into one facility, and consolidate the Company's New Jersey facilities into one 34,000 square foot facility. Finally, approximately $1,500,000 was spent in the fourth quarter to expand the Company's newly-acquired facilities. The expenditures in fiscal year 1994 consisted of commencing construction of the 25,000 square foot facility described above, a digital edit suite, the acquisition of equipment required to expand services to program originators, and the acquisition of equipment to remain technologically competitive.

         The Company generated net cash from operations of $5,386,000, $5,079,000 and $7,935,000 in the fiscal years ended July 31, 1996, 1995 and
1994, respectively. This net cash was used in investing activities for net capital expenditures of $5,324,000, $10,822,000 and $8,143,000 in fiscal years 1996, 1995 and 1994, respectively. In fiscal years 1995 and 1994, $11,661,000 and $17,696,000, respectively, of net cash was used in investing activities to acquire Post Edge, BP and ET in fiscal year 1995 and Audio Plus Video in fiscal year 1994. Net cash used by financing activities in fiscal year 1996 includes $3,494,000 in net proceeds from the revolving credit facility, subordinated debt, and related parties, which was used to repay $3,770,000 of long-term debt. Net cash provided by financing activities in fiscal year 1995 includes $27,565,000 in proceeds from long-term debt, notes payable, and the net proceeds from the revolving credit facility, which was used in part to repay $5,730,000 in notes payable and $4,402,000 of long-term debt, including amounts paid to related parties. Net cash provided by financing activities in fiscal year 1994 includes $25,505,000 in proceeds from the initial public offering of Common Stock less the costs associated with such sale of $2,089,000 and the net decrease in borrowing of $5,923,000. These activities resulted in a net decrease in cash of $264,000 in fiscal year 1996, a net increase in cash of $29,000 in fiscal year 1995, and a net decrease in cash of $634,000 in fiscal year 1994.

         The Company's capital structure remains strong. Total long-term debt (excluding current portion of long-term debt) including subordinated debt at July 31, 1996 was $24,893,000. The Company's stockholders' equity was $29,835,000 at July 31, 1996. Outstandings under the Company's $10,000,000 revolving credit facility were $5,000,000 at July 31, 1996. The Company's capital budget for fiscal year 1997 is $5,269,000. Capital projects of approximately $340,000, approved in fiscal year 1996, will be incurred in fiscal year 1997 bringing total capital outlays to approximately $5,609,000 in fiscal year 1997. Management believes that these expenditures can be financed either by internally generated funds or by the Company's revolving credit facility.

         The Company's fiscal year 1997 capital budget of $5,269,000 and the $340,000 in carry-over projects approved in fiscal year 1996 will be used to complete the consolidation of the BP and ET facilities into one location, install a new computer system, and keep the Company's operations technologically advanced.

         The above discussion contains forward-looking statements. There are certain important factors that could cause results to differ materially from those anticipated by the statements made above. These factors include, but are not limited to: general performance of the economy, specifically as it affects the advertising industry; the international economic and political climate which could impact the sale of domestic programming overseas; significant changes in video technology in the post-production industry; and the loss of key personnel.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item appears in Item 14(a) of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEMS 10, 11, 12, AND 13

         The information called for by Items 10, 11, 12 and 13 of this Form 10-K is incorporated by reference to those portions of the Company's 1996 Proxy Statement which contains such information.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) The consolidated financial statements, related notes thereto and reports of independent public accountants required by Item 8 begin at page F-1 herein.

     (2)   The financial statement schedule begins at page F-22 herein.

     (3)   Exhibits:


     Exhibit Number        Exhibits

       2.1*                Acquisition   Agreement   dated  as of  December  23,
                           1993  among   the  Company,  VSC  Video  Corporation,
                           Waterfront Communications Corporation, Martin  Audio-
                           Video Corporation, Atlantic Satellite Communications,
                           Inc.,  A.F.  Associates,  Inc.  and   Video  Services
                           Corporation.
       2.2                 Stock Purchase Agreement, dated as of May 4, 1995, by
                           and among the Company, The Post Edge, Inc. and all of
                           the  stockholders of The Post Edge,  Inc.,  including
                           the  exhibits  thereto but  excluding  the  schedules
                           thereto  (incorporated by reference to exhibit number
                           2.1  contained in the  Company's  Report on Form 8-K,
                           dated May 18, 1995).
       2.3                 Stock Purchase Agreement, dated as of April 25, 1995,
                           by and among the Company,  The Big Picture Editorial,
                           Inc., Even Time Ltd., BP Partnership, ET Partnership,
                           BPET   Partnership,    Barbara   D'Ambrogio,    David
                           D'Ambrogio,   Gregory  Letson,   Michael   Schenkein,
                           Leonard Smalheiser,  Jane Stuart and Big Picture/Even
                           Time  Limited,  including  the  exhibits  thereto but
                           excluding  the  schedules  thereto  (incorporated  by
                           reference  to  exhibit  number 2.2  contained  in the
                           Company's Report on Form 8-K, dated May 18, 1995).
       3.1+                Certificate of Incorporation of the Company.
       3.2+                By-Laws of the Company.
       4.1                 Form  of  4%  Convertible  Subordinated  Note of  the
                           Company  (incorporated by reference to the exhibit of
                           the same number  contained in the Company's Report on
                           Form 8-K, dated May 18, 1995).
      10.1*                Form of Employment Agreement between Martin Irwin and
                           the Company.
      10.2*                Form  of  Employment  Agreement  between  Jeffrey  J.
                           Kaplan and the Company.
      10.3*                Form  of Employment Agreement between Adrien Macaluso
                           and the Company.
      10.4*                Form   of   International  Post  Group Inc. Long-term
                           Incentive Plan, together with  form of  International
                           Post Group Inc. Stock Option Agreement.
      10.5*                Form  of  International  Post  Group Inc.  Restricted
                           Share  Plan   for  Directors,  together  with form of
                           Restricted Share Agreement.

     Exhibit Number        Exhibits

      10.6* Form of Registration Rights Agreement among the Company, Holdings, VSC, Martin Irwin, Jeffrey J. Kaplan, Adrien Macaluso, Terrence A.Elkes and Kenneth
                           F. Gorman.
      10.7** Form of Lease Agreements between Audio Plus Video and L.I.M.A. Partners.
      10.8*                Purchase Agreement, dated September 10, 1993, between
                           A.F. Associates, Inc. and MTE Co.
      10.9+                Lease  Agreements, dated as of June 30, 1993, between
                           MTE Co. and Nineteen New York Properties Limited Partnership.
      10.10+ Agreement of Lease, dated as of March 7, 1990, between 225 Realty Associates and VSC Post, together with First Supplemental Agreement.
      10.11+               Contribution  Agreement,  dated as of  July 30, 1992,
                           between Holdings and VSC Post.
      10.12*               Forms of Promissory  Notes made by Manhattan Transfer
                           in favor of Martin Irwin.
      10.13+ Letter Agreement, dated February 22, 1993, between Apollo and Holdings.
      10.14+ Promissory Note, dated January 1, 1993, made by MTE Co. in favor of Terrence A. Elkes and Kenneth F. Gorman.
      10.15+ Security Agreement, dated as of January 1, 1993 among MTE Co., Terrence A. Elkes and Kenneth F. Gorman.
      10.16+ Agreement, dated as of July 1, 1993, among MTE Co., Terrence A. Elkes and Kenneth F. Gorman.
      10.17+ Security Agreement, dated as of July 1, 1993, among MTE Co., Terrence A. Elkes and Kenneth F. Gorman.
      10.18** Promissory Note, dated July 31, 1992, made by MTE Co. in favor of P.C. Leasing, a division of Phoenixcor, Inc.
      10.19*               Form  of Services Agreement between VSC and Manhattan
                           Transfer.
      10.20*               Form of Services Agreement between VSC and Audio Plus
                           Video.
      10.21* Form of Roll-Up and Exchange Agreement among Holdings, VSC Video,Inc., Video Services Corporation, the Company and Manhattan Transfer.
      10.22**              Form  of  Stock  Option Agreement among VSC, Holdings
                           and Martin Irwin.
      10.23** Form of Stock Option Agreement between the Company and Jeffrey J. Kaplan.
      10.24**              Form  of  Settlement  Agreement  between  Apollo  and
                           Holdings.
      10.25**              Form  of  Services  and   Option   Agreement  between
                           Holdings and Kenneth F. Gorman.
      10.26**              Form  of  Services  and   Option   Agreement  between
                           Holdings and Terrence A. Elkes.
      10.27**              Form  of  Stock  Option  Agreement  between  VSC  and
                           Kenneth F. Gorman.
      10.28**              Form  of  Stock  Option  Agreement  between  VSC  and
                           Terrence A. Elkes.
      10.29** Form of Stock Option Agreement between the Company and Kenneth F. Gorman.
      10.30** Form of Stock Option Agreement between the Company and Terrence A. Elkes.
      10.31** Consent and Authorization, dated December 23, 1993, by Martin Irwin, Jeffrey J. Kaplan, Adrien Macaluso, Terrence A. Elkes, Kenneth F. Gorman, VSC, the Company, Holdings and Apollo.
      10.32++ Employment Agreement, dated as of April 21, 1994, between the Company and Daniel Rosen.

     Exhibit Number        Exhibits

      10.33++ Stock Option Agreement, dated as of April 21, 1994, between the Company and Daniel Rosen.
      10.34 Consulting Agreement, dated as of May 4, 1995, between The Post Edge, Inc. and Michael Orsburn (incorporated by reference to exhibit number 10.1 contained in the Company's Report on Form 8-K, dated May 18, 1995).
      10.35 Employment Agreement, dated as of May 4, 1995, among Big Picture/Even Time Limited, the Company and Barbara D'Ambrogio (incorporated by reference to exhibit number 10.2 contained in the Company's Report on Form 8-K, dated May 18, 1995).
      10.36 Employment Agreement, dated as of May 4, 1995, among Big Picture/Even Time Limited, the Company and David D'Ambrogio (incorporated by reference to exhibit number 10.3 contained in the Company's Report on Form 8-K, dated May 18, 1995).
      10.37 Employment Agreement, dated as of May 4, 1995, among Big Picture/Even Time Limited, the Company and Gregory Letson (incorporated by reference to exhibit number 10.4 contained in the Company's Report on Form 8-K, dated May 18, 1995).
      10.38 Employment Agreement, dated as of May 4, 1995, among Big Picture/Even Time Limited, the Company and Michael Schenkein (incorporated by reference to exhibit number 10.5 contained in the Company's Report on Form 8-K, dated May 18, 1995).
      10.39 Employment Agreement, dated as of May 4, 1995, among Big Picture/Even Time Limited, the Company and Leonard Smalheiser (incorporated by reference to exhibit number 10.6 contained in the Company's Report on Form 8-K, dated May 18, 1995).
      10.40 Employment Agreement, dated as of May 4, 1995, among Big Picture/Even Time Limited, the Company and Jane Stuart (incorporated by reference to exhibit number
                           10.7 contained in the Company's Report on Form 8-K, dated May 18, 1995).
      10.41 Put/Call Agreement, dated as of May 4, 1995, between Gregory Letson and the Company (incorporated by reference to exhibit number 10.8 contained in the Company's Report on Form 8-K, dated May 18, 1995).
      10.42 Pledge Agreement, dated as of May 4, 1995, made by and among BP Partnership, ET Partnership, Barbara D'Ambrogio, David D'Ambrogio, Michael Schenkein, Leonard Smalheiser, Jane Stuart and the Company (incorporated by reference to exhibit number 10.9 contained in the Company's Report on Form 8-K, dated May 18, 1995).
      10.43 Pledge Agreement, dated as of May 4, 1995, made by and between Gregory Letson and the Company (incorporated by reference to exhibit number 10.10 contained in the Company's Report on Form 8-K, dated May 18, 1995).
      10.44 Escrow Agreement, dated as of May 4, 1995, by and among ET Partnership, David D'Ambrogio, Barbara D'Ambrogio, the Company and Cowan, Gold, DeBaets, Abrahams & Sheppard, as Escrow Agent (incorporated by reference to exhibit number 10.11 contained in the Company's Report on Form 8-K, dated May 18, 1995).
      10.45 Escrow Agreement, dated as of May 4, 1995, by and among BP Partnership, Michael Schenkein, Leonard Smalheiser, Jane Stuart, Gregory Letson, the Company and Cowan, Gold, DeBaets, Abrahams & Sheppard, as Escrow Agent (incorporated by reference to exhibit number 10.12 contained in the Company's Report on Form 8-K, dated May 18, 1995).
      10.46                Credit  Agreement,  dated as of May 4,  1995,  by and
                           among the Company, The Bank of New York, in its capacity as a Lender, as the Issuer and as the Agent, and Fleet Bank, as a Lender (incorporated by reference to exhibit number 10.13 contained in the Company's Report on Form 8-K, dated May 18, 1995).

     Exhibit Number        Exhibits

      10.47                Security  Agreement,  dated as of May 4, 1995, by and
                           between  the  Company  and The Bank of New  York,  as
                           Agent  (incorporated  by reference to exhibit  number
                           10.14 contained in the Company's  Report on Form 8-K,
                           dated May 18, 1995).
      10.48                Guaranty,  dated as of May 4, 1995,  by and among the
                           Persons  party  thereto and The Bank of New York,  as
                           Agent  (incorporated  by reference to exhibit  number
                           10.15 contained in the Company's  Report on Form 8-K,
                           dated May 18, 1995).
      10.49***             Amendment No. 1 and Reallocation Agreement,  dated as
                           of June 12, 1995,  by and among The Bank of New York,
                           Fleet Bank, NatWest Bank N.A. and the Company, to the
                           Credit  Agreement,  dated as of May 4,  1995,  by and
                           among  International Post Limited,  the Lenders party
                           thereto,  and The Bank of New York, as the Issuer and
                           as Agent.
      10.50***             Form of Amendment No.2, dated as of October 30, 1995,
                           to the Credit Agreement, dated as of May 4, 1995,  by
                           and  among the  Company,  the Lenders party  thereto,
                           and The Bank of New York, as the Issuer and as Agent.
      10.51***             Agreement, dated as of June 7, 1993, by  and  between
                           MTV Latin America, Inc. and The Post Edge, Inc.
      10.52***             Agreement,  dated  as  of  December  9, 1993,  by and
                           between  Discovery Communications, Inc. and  The Post
                           Edge, Inc., and Amendment No. 1 thereto.
      10.53                Amendment  No. 3, dated  as of  November 30, 1995, to
                           the Credit Agreement, dated as of May 4, 1995, by and
                           among the Company, the Lenders party thereto and  The
                           Bank of New York, as the Issuer and as Agent.
      10.54                Amendment  No. 4, dated as of October 3, 1996, to the
                           Credit  Agreement, dated  as of  May 4, 1995,  by and
                           among the Company, the Lenders party thereto and  The
                           Bank of New York, as the Issuer and as Agent.
      10.55                Amendment No. 1, dated  as  of September 15, 1995, to
                           the  Agreement,  dated  as  of  June 7, 1993, by  and
                           between MTV Latin America,Inc. and The Post Edge,Inc.
      10.56                Assignment  and  Acceptance  Agreement,  dated  as of
                           August 22, 1996, by and between Fleet Bank, N.A.
                           (formerly known as NatWest Bank, N.A.) and  Key  Bank
                           of New York.
      21.1***              Subsidiaries of the Company.
      27****               Financial Data Schedule.
--------------------
* Incorporated by reference to the exhibit of the same number contained in Amendment No. 4 to the Company's Registration Statement on Form S-1 (the "Registration Statement"), filed with the Securities and Exchange Commission (the "SEC") on February 4, 1994.

+ Incorporated by reference to the exhibit of the same number contained in Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 21, 1993.

** Incorporated by reference to the exhibit of the same number contained in Amendment No. 3 to the Company's Registration Statement filed with the SEC on January 10, 1994.

++ Incorporated by reference to the exhibit of the same number contained in the Company's Form 10-K for the fiscal year ended July 31, 1994.

*** Incorporated by reference to the exhibit of the same number contained in the Company's Form 10-K for the fiscal year ended July 31, 1995.

**** Exhibit No. 27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b)        None.

(c)        See Item 14(a)(3) above.

(d)        Financial Statement Schedule.

           Schedule II - Valuation and Qualifying Accounts.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: 10/15/96                              INTERNATIONAL POST LIMITED


                                            By:    /s/ Martin Irwin
                                                   ------------------------

                                            Name:  Martin Irwin
                                            Title: President and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature                    Title                              Date

/s/ Martin Irwin                      President, Chief Executive       10/15/96
------------------------              Officer and Director
Martin Irwin                          (Principal Executive
                                      Officer)

/s/ Jeffrey J. Kaplan                 Executive Vice President,        10/15/96
------------------------              Chief Financial Officer and
Jeffrey J. Kaplan                     Director (Principal
                                      Financial Officer)

/s/ Gary R. Strack                    Vice President, Treasurer        10/15/96
------------------------              and Secretary (Principal
Gary R. Strack                        Accounting Officer)

/s/ Terrence A. Elkes                 Chairman of the Board of         10/15/96
------------------------              Directors
Terrence A. Elkes

/s/ Kenneth F. Gorman                 Director                         10/15/96
------------------------
Kenneth F. Gorman

/s/ Louis H. Siracusano               Director                         10/15/96
------------------------
Louis H. Siracusano

/s/ Robert H. Alter                   Director                         10/15/96
------------------------
Robert H. Alter

/s/ Julius Barnathan                  Director                         10/15/96
------------------------
Julius Barnathan

                                  EXHIBIT INDEX

                                                                    SEQUENTIALLY
                                                                      NUMBERED
EXHIBIT NUMBER             EXHIBITS                                     PAGE
--------------             ------------------------------------------- -------

     2.1*                  Acquisition  Agreement dated as of December
                           23,  1993  among  the  Company,  VSC  Video
                           Corporation,    Waterfront   Communications
                           Corporation,       Martin       Audio-Video
                           Corporation,       Atlantic       Satellite
                           Communications, Inc., A.F. Associates, Inc.
                           and Video Services Corporation.
     2.2                   Stock Purchase  Agreement,  dated as of May
                           4, 1995, by and among the Company, The Post
                           Edge,  Inc. and all of the  stockholders of
                           The Post Edge, Inc., including the exhibits
                           thereto but excluding the schedules thereto
                           (incorporated   by   reference  to  exhibit
                           number  2.1   contained  in  the  Company's
                           Report on Form 8-K, dated May 18, 1995).
     2.3                   Stock Purchase Agreement, dated as of April
                           25, 1995, by and among the Company, The Big
                           Picture Editorial, Inc., Even Time Ltd., BP
                           Partnership,    ET    Partnership,     BPET
                           Partnership,   Barbara  D'Ambrogio,   David
                           D'Ambrogio,    Gregory   Letson,    Michael
                           Schenkein,  Leonard Smalheiser, Jane Stuart
                           and   Big   Picture/Even    Time   Limited,
                           including   the   exhibits    thereto   but
                           excluding     the     schedules     thereto
                           (incorporated   by   reference  to  exhibit
                           number  2.2   contained  in  the  Company's
                           Report on Form 8-K, dated May 18, 1995).
     3.1+                  Certificate   of   Incorporation   of   the
                           Company.
     3.2+                  By-Laws of the Company.
     4.1                   Form of 4% Convertible Subordinated Note of
                           the Company  (incorporated  by reference to
                           the exhibit of the same number contained in
                           the Company's Report on Form 8-K, dated May
                           18, 1995).
     10.1*                 Form of Employment Agreement between Martin
                           Irwin and the Company.
     10.2*                 Form  of   Employment   Agreement   between
                           Jeffrey J. Kaplan and the Company.
     10.3*                 Form of Employment Agreement between Adrien
                           Macaluso and the Company.
     10.4*                 Form  of  International   Post  Group  Inc.
                           Long-term  Incentive  Plan,  together  with
                           form of International Post
                           Group Inc. Stock Option Agreement.
     10.5*                 Form  of  International   Post  Group  Inc.
                           Restricted   Share   Plan  for   Directors,
                           together  with  form  of  Restricted  Share
                           Agreement.
     10.6*                 Form of Registration Rights Agreement among
                           the Company,  Holdings,  VSC, Martin Irwin,
                           Jeffrey   J.   Kaplan,   Adrien   Macaluso,
                           Terrence A. Elkes and Kenneth F. Gorman.
     10.7**                Form of Lease Agreements between Audio Plus
                           Video and L.I.M.A. Partners.
     10.8*                 Purchase  Agreement,  dated  September  10,
                           1993, between A.F. Associates, Inc. and MTE
                           Co.
     10.9+                 Lease  Agreements,  dated  as of  June  30,
                           1993, between MTE Co. and Nineteen New York
                           Properties Limited Partnership.

                                  EXHIBIT INDEX

                                                                    SEQUENTIALLY
                                                                      NUMBERED
EXHIBIT NUMBER             EXHIBITS                                     PAGE
--------------             ------------------------------------------- -------

     10.10+ Agreement of Lease, dated as of March 7, 1990, between 225 Realty Associates and VSC Post, together with First Supplemental Agreement.
     10.11+ Contribution Agreement, dated as of July 30, 1992, between Holdings and VSC Post.
     10.12* Forms of Promissory Notes made by Manhattan Transfer in favor of Martin Irwin.
     10.13+ Letter Agreement, dated February 22, 1993, between Apollo and Holdings.
     10.14+ Promissory Note, dated January 1, 1993, made by MTE Co. in favor of Terrence A. Elkes and Kenneth F. Gorman.
     10.15+ Security Agreement, dated as of January 1, 1993 among MTE Co., Terrence A. Elkes and Kenneth F. Gorman.
     10.16+ Agreement, dated as of July 1, 1993, among MTE Co., Terrence A. Elkes and Kenneth F. Gorman.
     10.17+ Security Agreement, dated as of July 1, 1993, among MTE Co., Terrence A. Elkes and Kenneth F. Gorman.
     10.18** Promissory Note, dated July 31, 1992, made by MTE Co. in favor of P.C. Leasing, a division of Phoenixcor, Inc.
     10.19*                Form of Services  Agreement between VSC and
                           Manhattan Transfer.
     10.20*                Form of Services  Agreement between VSC and
                           Audio Plus Video.
     10.21* Form of Roll-Up and Exchange Agreement among Holdings, VSC Video, Inc., Video Services Corporation, the Company and Manhattan Transfer.
     10.22**               Form of Stock Option  Agreement  among VSC,
                           Holdings and Martin Irwin.
     10.23** Form of Stock Option Agreement between the Company and Jeffrey J. Kaplan.
     10.24**               Form of Settlement Agreement between Apollo
                           and Holdings.
     10.25** Form of Services and Option Agreement between Holdings and Kenneth F. Gorman.
     10.26** Form of Services and Option Agreement between Holdings and Terrence A. Elkes.
     10.27**               Form of Stock Option Agreement  between VSC
                           and Kenneth F. Gorman.
     10.28**               Form of Stock Option Agreement  between VSC
                           and Terrence A. Elkes.
     10.29** Form of Stock Option Agreement between the Company and Kenneth F. Gorman.
     10.30** Form of Stock Option Agreement between the Company and Terrence A. Elkes.
     10.31** Consent and Authorization, dated December 23, 1993, by Martin Irwin, Jeffrey J. Kaplan, Adrien Macaluso, Terrence A. Elkes, Kenneth F. Gorman, VSC, the Company, Holdings and Apollo.
     10.32++ Employment Agreement, dated as of April 21, 1994, between the Company and Daniel Rosen.

                                  EXHIBIT INDEX

                                                                    SEQUENTIALLY
                                                                      NUMBERED
EXHIBIT NUMBER             EXHIBITS                                     PAGE
--------------             ------------------------------------------- -------

     10.33++ Stock Option Agreement, dated as of April 21, 1994, between the Company and Daniel Rosen.
     10.34 Consulting Agreement, dated as of May 4, 1995, between The Post Edge, Inc. and Michael Orsburn (incorporated by reference to exhibit number 10.1 contained in the Company's Report on Form 8-K, dated May 18,
                           1995).
     10.35 Employment Agreement, dated as of May 4, 1995, between Big Picture/Even Time Limited, the Company and Barbara D'Ambrogio (incorporated by reference to exhibit number 10.2 contained in the Company's Report on Form 8-K, dated May 18, 1995).
     10.36 Employment Agreement, dated as of May 4, 1995, between Big Picture/Even Time Limited, the Company and David D'Ambrogio (incorporated by reference to exhibit number 10.3 contained in the Company's Report on Form 8-K, dated May 18, 1995).
     10.37 Employment Agreement, dated as of May 4, 1995, between Big Picture/Even Time Limited, the Company and Gregory Letson (incorporated by reference to exhibit number 10.4 contained in the Company's Report on Form 8-K, dated May 18, 1995).
     10.38 Employment Agreement, dated as of May 4, 1995, between Big Picture/Even Time Limited, the Company and Michael Schenkein (incorporated by reference to exhibit number 10.5 contained in the Company's Report on Form 8-K, dated May 18, 1995).
     10.39 Employment Agreement, dated as of May 4, 1995, between Big Picture/Even Time Limited, the Company and Leonard Smalheiser (incorporated by reference to exhibit number 10.6 contained in the Company's Report on Form 8-K, dated May 18, 1995).
     10.40 Employment Agreement, dated as of May 4, 1995, between Big Picture/Even Time Limited, the Company and Jane Stuart (incorporated by reference to exhibit number 10.7 contained in the Company's Report on Form 8-K, dated May 18, 1995).
     10.41 Put/Call Agreement, dated as of May 4, 1995, between Gregory Letson and the Company (incorporated by reference to exhibit number 10.8 contained in the Company's Report on Form 8-K, dated May 18,
                           1995).
     10.42 Pledge Agreement, dated as of May 4, 1995, made by BP Partnership, ET Partnership, Barbara D'Ambrogio, David D'Ambrogio, Michael Schenkein, Leonard Smalheiser, Jane Stuart and the Company (incorporated by reference to exhibit number 10.9 contained in the Company's Report on Form 8-K, dated May 18, 1995).
     10.43 Pledge Agreement, dated as of May 4, 1995, made by Gregory Letson and the Company (incorporated by reference to exhibit number 10.10 contained in the Company's Report on Form 8-K, dated May 18, 1995).

                                  EXHIBIT INDEX

                                                                    SEQUENTIALLY
                                                                      NUMBERED
EXHIBIT NUMBER             EXHIBITS                                     PAGE
--------------             ------------------------------------------- -------

     10.44 Escrow Agreement, dated as of May 4, 1995, by and among ET Partnership, David D'Ambrogio, Barbara D'Ambrogio, the Company and Cowan, Gold, DeBaets, Abrahams & Sheppard, as Escrow Agent (incorporated by reference to exhibit number 10.11 contained in the Company's Report on Form 8-K, dated May 18, 1995).
     10.45 Escrow Agreement, dated as of May 4, 1995, by and among BP Partnership, Michael Schenkein, Leonard Smalheiser, Jane Stuart, Gregory Letson, the Company and Cowan, Gold, Debaets, Abrahams & Sheppard, as Escrow Agent (incorporated by reference to exhibit number 10.12 contained in the Company's Report on Form 8-K, dated May 18,
                           1995).
     10.46 Credit Agreement, dated as of May 4, 1995, by and among the Company, The Bank of New York, in its capacity as a Lender, as the Issuer and as the Agent, and Fleet Bank, as a Lender (incorporated by reference to exhibit number 10.13 contained in the Company's Report on Form 8-K, dated May 18,
                           1995).
     10.47 Security Agreement, dated as of May 4, 1995, by and between the Company and The Bank of New York, as Agent (incorporated by reference to exhibit number 10.14 contained in the Company's Report on Form 8-K, dated May 18, 1995).
     10.48 Guaranty, dated as of May 4, 1995, by and among the Persons party thereto and The Bank of New York, as Agent (incorporated by reference to exhibit number 10.15 contained in the Company's Report on Form 8-K, dated May 18, 1995).
     10.49*** Amendment No. 1 and Reallocation Agreement, dated as of June 12, 1995, by and among The Bank of New York, Fleet Bank, NatWest Bank N.A. and the Company, to the Credit Agreement, dated as of May 4, 1995, by and among International Post Limited, the Lenders party thereto, and The Bank of New York, as the Issuer and as Agent.
     10.50*** Form of Amendment No. 2, dated as of October 30, 1995, to the Credit Agreement, dated as of May 4, 1995, by and among International Post Limited, the Lenders party thereto, and The Bank of New York, as the Issuer and as Agent.
     10.51*** Agreement, dated as of June 7, 1993, by and between MTV Latin America, Inc. and The Post Edge, Inc.
     10.52*** Agreement, dated as of December 9, 1993, by and between Discovery Communications, Inc. and The Post Edge, Inc., and Amendment No. 1 thereto.
     10.53 Amendment No. 3, dated as of November 30, 1995, to the Credit Agreement, dated as of May 4, 1995, by and among the Company, the Lenders party thereto and The Bank of New York, as the Issuer and as Agent.
     10.54 Amendment No. 4, dated as of October 3, 1996, to the Credit Agreement, dated as of May 4, 1995, by and among the Company, the Lenders party thereto and The Bank of New York, as the Issuer and as Agent.

                                   EXHIBIT INDEX

                                                                    SEQUENTIALLY
                                                                      NUMBERED
EXHIBIT NUMBER             EXHIBITS                                     PAGE
--------------             ------------------------------------------- -------

     10.55                 Amendment  No. 1, dated as of September 15,
                           1995, to the Agreement, dated as of June 7,
                           1993,  by and  between  MTV Latin  America,
                           Inc. and The Post Edge, Inc.
     10.56                 Assignment and Acceptance Agreement,  dated
                           as of August 22, 1996, by and between Fleet
                           Bank, N.A. (formerly known as NatWest Bank,
                           N.A.) and Key Bank of New York.
     21.1***               Subsidiaries of the Company.
     27****                Financial Data Schedule.

--------------------------------------------------------------------------------

* Incorporated by reference to the exhibit of the same number contained in Amendment No. 4 to the Company's Registration Statement on Form S-1 (the "Registration Statement"), filed with the Securities and Exchange Commission (the "SEC") on February 4, 1994.

+ Incorporated by reference to the exhibit of the same number contained in Amendment No. 1 to the Company's Registration Statement filed with the SEC on October 21, 1993.

** Incorporated by reference to the exhibit of the same number contained in Amendment No. 3 to the Company's Registration Statement filed with the SEC on January 10, 1994.

++ Incorporated by reference to the exhibit of the same number contained in the Company's Form 10-K for the fiscal year ended July 31, 1994.

*** Incorporated by reference to the exhibit of the same number contained in the Company's Form 10-K for the fiscal year ended July 31, 1995.

**** Exhibit No. 27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                Page Number
                                                                -----------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                            F-2

FINANCIAL STATEMENTS:

 Consolidated Balance Sheets as of
  July 31, 1995 and 1996.                                           F-3

 Consolidated Statements of Income for the
  years ended July 31, 1994, 1995 and 1996.                         F-4

 Consolidated Statements of Partners' Capital and
  Stockholders' Equity for the years ended
  July 31, 1994, 1995 and 1996.                                     F-5

 Consolidated Statements of Cash Flows for the
  years ended July 31, 1994, 1995 and 1996.                         F-6


 Notes to Consolidated Financial Statements.                    F-7 to F-21




SUPPLEMENTAL SCHEDULE:

 II. Valuation and Qualifying Accounts                              F-22





NOTE:

        Schedules other than those referred to above have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of International Post Limited:

         We have audited the accompanying consolidated balance sheets of International Post Limited (a Delaware corporation) and subsidiaries as of July 31, 1995 and 1996, and the related consolidated statements of income, partners' capital and stockholders' equity and cash flows for each of the three years in the period ended July 31, 1996. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Post Limited and subsidiaries as of July 31, 1995 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

New York, New York
September 25, 1996

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                     As of July 31, 1995 and July, 31, 1996

                                 (in thousands)


                                                          1995           1996
                                                        --------      ---------

ASSETS

Current assets:
     Cash and cash equivalents .....................    $   368       $   104
     Accounts receivable, net ......................      8,921        10,308
     Deferred income taxes .........................        823           597
     Prepaid expenses and other current assets .....        738         1,654
                                                        -------       -------
          Total current assets .....................     10,850        12,663

     Fixed assets, net .............................     31,007        29,533
     Excess of cost over fair value of
     net assets acquired, net ......................     22,937        22,397
     Deferred income taxes .........................        476         1,770
     Other assets ..................................      1,403         1,498
                                                        -------       -------
          Total assets .............................    $66,673       $67,861
                                                        =======       =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses .........    $ 6,331       $ 5,070
     Due to related parties ........................        383           408
     Current portion of long-term debt .............      3,866         3,856
     Income taxes payable ..........................        821         2,283
                                                        -------       -------
          Total current liabilities ................     11,401        11,617

     Long-term debt ................................     20,257        19,797
     Subordinated debt .............................      4,927         5,096
     Other liabilities .............................        627         1,516
                                                        -------       -------
          Total liabilities ........................     37,212        38,026
                                                        -------       -------
Commitments and contingencies

Stockholders' equity:
     Preferred stock: $.01 par value - 3,000
       shares authorized;  no shares outstanding
       at July 31, 1995 and July 31, 1996 ..........          -             -
     Common stock:  $.01 par value - 15,000 shares
       authorized; 6,214 and 6,227 shares
       issued and outstanding at July 31, 1995 and
       July 31, 1996, respectively .................         62            62
     Additional paid-in-capital ....................     25,419        24,979
     Retained earnings .............................      3,980         4,794
                                                        -------       -------
          Total stockholders' equity ...............     29,461        29,835
                                                        -------       -------
          Total liabilities and stockholders' equity    $66,673       $67,861
                                                        =======       =======


                 See notes to consolidated financial statements.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                For the Years Ended July 31, 1994, 1995 and 1996

                    (in thousands, except per share amounts)



                                                            1994          1995         1996
                                                          ----------------------------------

Revenues ............................................     $27,827       $38,349      $49,352

Direct salaries and costs ...........................      12,953        18,840       24,049

Selling, general and administrative expenses ........       6,058        10,285       12,837

Depreciation ........................................       3,534         5,168        7,229

Amortization ........................................         371           581        1,140

Non-cash stock option related compensation ..........       1,202           --           --

Non-cash lease related obligation ...................         --            --           255
                                                          --------      --------     --------

     Income from operations .........................       3,709         3,475        3,842

Other expense (income):

     Interest expense ...............................         506           810        2,262

     Interest income and other ......................         (40)          (15)         (96)
                                                          --------      --------     --------
          Income before taxes .......................       3,243         2,680        1,676

Provision for income taxes:

          Income taxes ..............................       1,473         1,074          862

          Impact of change in tax status ............      (1,550)          --           --
                                                          --------      --------     --------
Net income ..........................................     $ 3,320       $ 1,606      $   814
                                                          ========      ========     ========

Net income per share ................................     $  0.70       $  0.26      $  0.13
                                                          ========      ========     ========
Weighted average number of shares outstanding .......       4,714         6,214        6,220
                                                          ========      ========     ========


                 See notes to consolidated financial statements.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL AND STOCKHOLDERS' EQUITY

                For the Years Ended July 31, 1994, 1995 and 1996

                                 (in thousands)


                                                         MTE Co.
                                                        (Note 1)       Common     Common     Capital in
                                                        Partners'      Stock      Stock      Excess of     Retained
                                                         Capital       Shares     Amount     Par Value     Earnings
                                                        ---------      ------     ------     ----------    --------

Balance, August 1, 1993 ...........................     $ 14,177         --       $  --      $    --        $  --
     Initial capitalization .......................          --            1         --            1           --
     Net income for the period ended
       February 8, 1994  (1) ......................        1,892         --          --           --           --
     Contribution of MTE Co. into IPL at
       February 8, 1994 ...........................      (16,069)      3,470         35        16,034          --
     Initial public offering of Common
       Stock at February 8, 1994 ..................          --        2,300         23        22,562          --
     Issuance of Common Stock in
       conjunction with the acquisition
       of Audio Plus Video at
       February 15, 1994 ..........................          --          250          2         2,748          --
     Preferential dividend paid in
       conjunction with the acquisition
       of Audio Plus Video at
       February 15, 1994 ..........................          --          --          --       (17,825)         --
     Secondary offering of Common Stock at
       March 15, 1994 .............................          --          193          2         1,974          --
     Net income for the period February 9,
       1994 through July 31, 1994 .................          --          --          --           --         2,374
                                                        ---------      -----      -----      ---------      ------
Balance July 31, 1994 .............................          --        6,214         62        25,494        2,374
     Stock and stock option related
       compensation ...............................          --          --          --           (75)         --
     Net Income for the year ended
       July 31, 1995 ..............................          --          --          --           --         1,606
                                                        ---------      -----      -----      ---------      ------
Balance July 31, 1995 .............................          --        6,214         62        25,419        3,980
     Stock and stock option related
       compensation ...............................          --           13         --          (440)         --
     Net Income for the year ended
       July 31, 1996 ..............................          --          --          --           --           814
                                                        ---------      -----      -----      ---------      ------
Balance July 31, 1996 .............................     $    --        6,227      $  62      $ 24,979       $4,794
                                                        =========      =====      =====      =========      ======

(1)  Does not reflect pro forma tax provision of $946.


                 See notes to consolidated financial statements.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Years Ended July 31, 1994, 1995 and 1996

                                 (in thousands)


                                                               1994        1995        1996
                                                            ----------------------------------
Cash Flows From Operating Activities:
  Net income .............................................   $ 3,320     $ 1,606     $   814
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Pro forma provision for income taxes in 1994 .......       946         --          --
      Depreciation .......................................     3,534       5,168       7,229
      Amortization .......................................       371         581       1,140
      Provision for bad debts ............................         8         185         232
      (Gain) loss on disposal of fixed assets ............        (2)         55        (136)
      Provision for stock options ........................     1,202         --          --
      Deferred taxes .....................................       (22)         37      (1,508)
      Impact of change in tax status .....................    (1,550)        --          --
   (Increase) decrease in operating assets:
      Accounts receivable ................................    (1,319)       (577)     (1,915)
      Prepaid expenses and other current assets ..........      (348)        278        (916)
      Other assets .......................................       258        (749)       (644)
   Increase (decrease) in operating liabilities:
      Accounts payable and accrued liabilities ...........     1,418        (827)     (1,261)
      Income taxes payable ...............................       468        (484)      1,462
      Other liabilities ..................................      (349)       (194)        889
                                                             --------    --------    --------
          Net cash provided by operating activities ......     7,935       5,079       5,386
                                                             --------    --------    --------
Cash Flows From Investing Activities:
      Additions to fixed assets ..........................    (8,143)    (11,078)     (5,573)
      Proceeds from sale of fixed assets .................       --          256         249
      Deposits on fixed assets ...........................      (223)        --          (50)
      Purchase of companies, net of cash acquired ........   (17,696)    (11,661)        --
                                                             --------    --------    --------
          Net cash (used in) investing activities ........   (26,062)    (22,483)     (5,374)
                                                             --------    --------    --------
Cash Flows From Financing Activities:
      Proceeds from notes payable ........................     1,500       3,500         --
      Repayment of notes payable .........................       --       (5,730)        --
      Proceeds from revolving credit facility, net .......       --        1,700       3,300
      Proceeds from subordinated debt ....................       --          --          169
      Proceeds from long-term debt borrowing .............       193      22,337         --
      Proceeds from related parties ......................        42          28          25
      Repayment of related parties .......................      (854)       (267)        --
      Repayment of long-term debt ........................    (6,804)     (4,135)     (3,770)
      Proceeds from sale of common stock .................    25,505         --          --
      Costs associated with initial public offering ......    (2,089)        --          --
                                                             --------    --------    --------
          Net cash provided by (used in)
              financing activities .......................    17,493      17,433        (276)
                                                             --------    --------    --------
                        Net (decrease) increase in cash ..      (634)         29        (264)

Cash and cash equivalents, beginning of period ...........       973         339         368
                                                             ========    ========    ========
Cash and cash equivalents, end of period .................   $   339     $   368     $   104
                                                             ========    ========    ========

                 See notes to consolidated financial statements.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         International Post Limited and subsidiaries ("IPL" or the "Company") was organized by the partners of Manhattan Transfer/Edit Company ("MTE Co.") for the purpose of acquiring the business of MTE Co. The partners in MTE Co. were MTE Holdings, Inc. ("Holdings" or "Predecessor") and Video Services Corporation ("VSC"). This partnership was established for the purpose of enabling Holdings to effect the acquisition of specified assets and liabilities of VSC Post Production, Inc. ("VSC Post"), a wholly-owned subsidiary of VSC. IPL was formed on October 12, 1993 and began operations on February 8, 1994.

         The Company was established with an initial capitalization of $1,000, represented by 1,000 shares of Common Stock having a par value of $.01 per share. Pursuant to a transaction which occurred immediately prior to, and in connection with, the consummation of the offering of shares of the Company's common stock (the "Offering") on February 8, 1994, the assets and liabilities of MTE Co. were contributed to Manhattan Transfer/Edit, Inc. ("Manhattan Transfer"), a newly-formed subsidiary of IPL, and an incremental 3,469,833 shares were issued to IPL's shareholders. The Company accounted for the contribution of these assets and liabilities at the historical amounts reflected in MTE Co.'s financial statements.

         Manhattan Transfer provides a wide range of post-production services primarily to the television advertising industry, including film-to-tape transfers, electronic video editing, computer-generated graphics and duplication.

         Audio Plus Video International, Inc. ("APV") provides a broad range of services to distributors of television programming to the international market and, to a lesser extent, a variety of program originators, including standards conversion, duplication, electronic video editing, film-to-tape transfers and audio services in multi-standards and formats.

         The Post Edge, Inc. ("Post Edge") provides post-production services to the television advertising industry and corporate clients as well as network playback and studio services.

         Big Picture/Even Time Limited ("BP/ET") provides a variety of creative editorial services to the television advertising industry.

         In connection with the Offering, the Company registered 2,961,250 of its shares. Of the total shares registered, the Company sold 2,493,125 shares, VSC sold 377,125 shares and Holdings sold 91,000 shares. The Company received net proceeds of $25,504,669, after deducting underwriters' discounts applicable to the shares sold by the Company and all costs of the Offering.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company recorded a pretax restructuring charge of $1,702,000 in fiscal year 1993 in connection with the consolidation of the VSC Post facility into MTE Co.'s facilities. The balance of the liability at July 31, 1995 and 1996 was $534,704 and $491,353, respectively. At July 31, 1996, it was estimated that the remaining liability, consisting of lease commitments, will be settled in fiscal 1997. Management anticipates that funding for these amounts will be provided by operations.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of IPL and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


REVENUE RECOGNITION - Revenue from services (except editorial) is recorded at completion of services for the customer. Revenue for editorial services is recorded as services are provided to customers on a percentage of completion method.


INVENTORY - Inventory consists of blank video tape stock and is valued at the lower of cost or market on a FIFO basis.


FIXED ASSETS - Property and equipment are carried at cost and depreciated by the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Estimated useful lives by class of assets are as follows:

                  Machinery and equipment............  3-10 years
                  Furniture and fixtures.............  3-10 years
                  Leasehold improvements.............  3-15 years

         Repairs and maintenance are charged to expense as incurred. Expenditures that result in the enhancement of the value of the facilities involved are treated as additions to property and equipment. Cost of property and equipment disposed of and accumulated depreciation thereon are removed from the related accounts, and gain or loss, if any, is recognized.


GOODWILL - The excess of cost over net assets acquired is amortized on a straight-line basis over a 25 year period. Amortization expense for the years ended July 31, 1994, 1995 and 1996 was $355,757, $517,311 and $1,002,892,

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively. Accumulated amortization at July 31, 1995 and 1996 was $2,177,511 and $3,180,403, respectively. The Company continually evaluates the carrying value and the remaining economic useful life of all goodwill, and will adjust the carrying value and related amortization period if and when appropriate.

CASH EQUIVALENTS - The Company classifies as cash equivalents all short-term, highly liquid instruments having original maturities of three months or less. The fair market value of these instruments approximate their carrying value.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of the Company's accounts receivable, accounts payable, accrued liabilities an debt approximate fair market value based upon the relatively short-term nature of these financial instruments.

CONCENTRATION OF CREDIT - Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company had sales to an individual customer aggregating 13%, 8% and 5% of revenues for the years ended July 31, 1994, 1995 and 1996, respectively. The Company had accounts receivable from such customer amounting to $307,826 and $505,708 at July 31, 1995 and 1996, respectively.

USE OF ESTIMATES - The financial statements are prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based on management's best estimates and judgements.

RECLASSIFICATIONS - Certain reclassifications have been made to prior year amounts to conform with current year presentation.

NET INCOME PER SHARE - Net income per share has been computed using the weighted average number of shares outstanding during each period.

INCOME TAXES - The Company accounts for income taxes pursuant to the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes."

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Supplemental Statement of Cash Flow Information -

                                                  (in thousands)

                                         1994          1995         1996
                                        ------        ------       ------
Amounts paid for:

   Interest........................     $  489        $  731       $1,797
                                        ======        ======       ======
   Income taxes....................     $   -         $1,520       $  904
                                        ======        ======       ======

Non-cash transactions:

Investing-
   Acquisition of Audio
    Plus Video:
     Common stock issued...........     $2,750
                                        ======
Financing-
   Acquisition of Big Picture
    Editorial Inc. and Even
    Time Limited:
     Subordinated debt issued......                   $4,890
                                                      ======


NOTE 3 - ACQUISITIONS

         On February 15, 1994, the Company used a portion of the net proceeds of the Offering to acquire all of the outstanding stock of APV and all of the outstanding stock of VSC Express Courier, Inc. (collectively referred to as "Audio Plus Video"), each formerly indirectly-owned subsidiaries of VSC. The aggregate purchase price for Audio Plus Video was $20,179,923, consisting of $17,429,923 in cash and the issuance of 250,000 common shares of IPL totaling $2,750,000, valued at the initial public offering price. The balance of the proceeds has been used to retire debt of Audio Plus Video and Manhattan Transfer.

         The Company accounted for the acquisition of Audio Plus Video at the historical cost of Audio Plus Video's assets and liabilities as reflected in Audio Plus Video's financial statements at February 15, 1994. The excess of the purchase price paid over the historical cost of the net assets acquired is deemed to be a preferential dividend and was accounted for as a charge to the Company's stockholders' equity.

         On May 4, 1995,  the  Company  used a portion of its new Term Loan (see
Note 6) to purchase Post Edge, The Big Picture Editorial, Inc. ("BP") and Even

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Time Ltd. ("ET"). The assets and operations of BP and ET were merged into the Company's wholly-owned subsidiary BP/ET in December 1995.

         The purchase price for Post Edge was $8,000,000 in cash. The purchase price for BP and ET was $12,070,000, including $6,350,000 principal amount of convertible subordinated debt of the Company with a 4.0% interest coupon convertible at $14 per share after five years and redeemable after six years (valued at $4,890,000 at the date of acquisition). The purchase agreement provides for contingent payments depending upon future revenues and increases in profitability of BP/ET. These acquisitions have been accounted for under the purchase method and the excess purchase price paid over the historical cost of the net assets acquired is accounted for as goodwill. During fiscal year 1996 the Company was required to pay $342,000 of contingent purchase price which was added to the excess of cost over fair value of net assets acquired.

         The following presents the unaudited combined pro forma results of operations for the years ended July 31, 1994 and 1995, as if the acquisition of Audio Plus Video, Post Edge, BP and ET had been completed by the Company as of the beginning of the year ended July 31, 1994. The unaudited combined pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the companies actually combined during the periods presented or of future results of operations of the combined operations.

                    (in thousands, except per share amounts)

                                                   1994                1995
                                                 -------             -------
Revenues...................................      $47,402             $47,775
Net income.................................      $ 3,848             $   141
Net income per share (a)...................      $   .66             $   .02

         (a) The pro forma weighted average number of shares outstanding for 1994 (5,792,039) and 1995 (6,213,958) gives effect to: 1) the acquisition of MTE Co. by the Company (3,470,833), 2) the sale by the Company of 1,737,778 shares of its common stock, which provided the Company with proceeds of $17,429,923 in order to acquire Audio Plus Video, and 3) the issuance of an additional 250,000 shares of the Company's common stock to VSC as part of the purchase price of Audio Plus Video for an aggregate value of $2,750,000, as if each transaction had been consummated as of August 1, 1993. This calculation gives effect as of February 15, 1994 to the sale by the Company of 755,347 shares of its common stock which provided the Company with proceeds to reduce outstanding indebtedness.

         As part of the consolidation of the BP and ET facilities to one facility in New York City, the Company recorded a non-cash lease related obligation in the fourth quarter of fiscal 1996 of $255,000. This represents net future lease payments the Company will be obligated to make for leases from the expected vacancy date (second quarter of fiscal 1997) through their respective termination dates.

                  INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - ACCOUNTS RECEIVABLE

                                                  July 31,            July 31,
                                                    1995                1996
                                                 ----------         -----------
Accounts receivable, trade.................      $9,537,200         $11,032,078
  Less: Allowance for doubtful accounts....         615,754             724,565
                                                 ----------         -----------
                                                 $8,921,446         $10,307,513
                                                 ==========         ===========

NOTE 5 - FIXED ASSETS

Fixed assets, at cost, including capitalized leases (see Note 6), summarized by major categories consist of the following:

                                                  July 31,          July 31,
                                                    1995              1996
                                                -----------       -----------
Machinery and equipment....................     $33,119,832       $35,092,788
Leasehold improvements.....................      11,129,538        12,147,475
Furniture and fixtures.....................       1,652,018         1,918,573
                                                -----------       -----------
                                                 45,901,388        49,158,836
  Less: Accumulated depreciation...........      14,894,052        19,625,422
                                                -----------       -----------
                                                $31,007,336       $29,533,414
                                                ===========       ===========

NOTE 6 - LONG-TERM DEBT

Senior long-term debt
                                                  July 31,          July 31,
                                                    1995              1996
                                                -----------       -----------
Senior secured term loan...................     $22,000,000       $18,320,000
Senior secured revolving credit loan.......       1,700,000         5,000,000

Collateralized by fixed assets
Notes payable to credit institutions
 bearing interest at 8.0%, originally
 payable through 1996......................          16,989             4,815
Capital lease obligations..................         405,198           328,665
                                                -----------       -----------
                                                 24,122,187        23,653,480
Less: Current maturities...................       3,865,624         3,856,292
                                                -----------       -----------
                                                $20,256,563       $19,797,188
                                                ===========       ===========

SENIOR SECURED LONG-TERM DEBT - During fiscal year 1995, the Company established a $22,000,000 senior secured term loan (the "Term Loan") and the Revolving Loan (as defined herein), pursuant to a Credit Agreement with a syndicate of financial institutions secured by 1) all assets of the Company and its existing and future direct and indirect owned subsidiaries and 2) the

                  INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


capital stock of all such subsidiaries. The Term Loan and the Revolving Loan bear interest at the Bank of New York's Prime rate or LIBOR plus 1.375% through July 31, 1996 and will float at such Prime rate plus .375% or LIBOR plus 1.75% thereafter, and contains various covenants limiting future debt, dividends and capital expenditures. In addition, the Company must maintain certain cash flow and leverage ratios. In September 1996, the Company amended the Credit Agreement, pursuant to which certain covenants were changed for fiscal year 1996 and prospective periods.

         In February 1996, the Company entered into an interest rate swap agreement with a member of the bank syndicate. Under the agreement, the Company had effectively fixed the LIBOR rate and thereby the interest rate of the Term Loan until maturity (January 2001) at 6.695%. In March 1996, the Company sold the fixed rate position for $313,000, which is being amortized over the life of the Term Loan. The Company's Term Loan rate was fixed at 6.695% through June 11, 1996, and floated at the BNY's Prime rate or LIBOR plus 1.375% through July 31, 1996.

         In August 1996, Fleet Bank, N.A. (formerly known as NatWest Bank, N.A.) and Key Bank of New York ("Key Bank") entered into an Assignment and Acceptance Agreement, pursuant to which Fleet Bank, N.A. assigned to Key Bank a percentage of its rights and obligations under the Loan Documents (as defined in the Credit Agreement).

LINE OF CREDIT AND REVOLVING CREDIT FACILITY - During fiscal year 1995, the Company repaid its outstanding $5,000,000 bank line of credit and established a $10,000,000 senior secured revolving credit facility (the "Revolving Loan") with a syndicate of financial institutions pursuant to the Credit Agreement. The Company had outstanding direct borrowings of $1,700,000 under the Revolving Loan at July 31, 1995, and $5,000,000 under the Revolving Loan at July 31, 1996. The Company is being charged a commitment fee equal to 0.375% on the unused amount of the Revolving Loan. In addition, the Company also had outstanding letters of credit in the amount of $761,337 and $1,196,482 at July 31, 1995 and 1996, respectively.

SUBORDINATED DEBT - The Company, in connection with the acquisition of BP and ET in May 1995, issued $6,350,000 principal amount of eight year convertible subordinated notes, due May 4, 2003, with an interest rate of 4.0% convertible at $14 per share after five years and redeemable after six years. The debt was valued at $4,890,000 at the date of acquisition using an effective rate of 8.34%. The valuation discount is being accreted over the life of the notes.

         Required   payments  of  principal  on  senior  and  subordinated  debt outstanding at July 31, 1996, are summarized as follows:

        Fiscal Year                                       Amount
        -----------                                    -----------
           1997............................            $ 3,856,000
           1998............................              3,776,000
           1999............................              3,762,000
           2000............................              3,680,000
           2001............................             10,717,000
           Thereafter......................              4,233,000
                                                       -----------
                                                       $30,024,000
                                                       ===========

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - RELATED PARTIES

         In connection with the acquisition of specified assets and liabilities from VSC Post, MTE Co. agreed to assume responsibility for all payments due by VSC Post under a lease for a facility which was utilized by VSC Post. Annual rent under such lease was approximately $400,000 per year (plus additional amounts for real estate taxes and operating expenses) and the lease expired in June 1996.

         From January 1993 to February 1994, MTE Co. paid VSC $4,000 per month in return for certain consulting services. In addition, beginning August 1993, the Company paid VSC $3,500 per month with respect to the rental and maintenance of computer hardware and software. These arrangements were terminated by the Company in March 1995.

         In connection with the acquisition of specified operating assets and liabilities from VSC Post, MTE Co. was required to make payments on notes payable to an officer of MTE Co., now the chief executive officer of the Company. These notes bore interest at rates ranging from 8.0% to 9.2%. The balance of the notes at July 31, 1995 and 1996 as reflected in the Company's consolidated balance sheets is $382,724 and $408,000, respectively. The balance at July 31, 1996 was subsequently paid in August 1996.

         As part of the consolidation of its post-production facilities, the Company had entered into an agreement with A.F. Associates, Inc. ("A.F. Associates"), a subsidiary of VSC, to purchase video equipment and design, engineer, fabricate and install turnkey video systems. Payment in the amount of $931,000 was made during the year ended July 31, 1995. During fiscal 1996, the Company purchased certain machinery and equipment from A.F. Associates for $103,000. The Company believes that the terms of these agreements were comparable to terms it could have obtained in an arms-length transaction.

         During fiscal 1995, the Company purchased certain computer hardware and software from VSC for $135,000. The Company believes that the terms of this agreement were comparable to terms it could have obtained in an arms-length transaction.

         During the years ended July 31, 1995 and 1996, the Company provided services totaling $165,000 and $184,000 to, and purchased materials and services totaling $313,000 and $241,000 from, VSC and its affiliated companies, respectively. Revenues included post-production work and courier services, and direct costs included duplication services, repairs and maintenance, equipment rentals and tape stock purchases. In addition, the Company purchased certain machinery and equipment from VSC and its affiliated companies for $192,000.

         The Company leased a New York City facility from VSC, under a lease accounted for as an operating lease. The lease was terminated on July 31, 1995. Such rental expense of the Company amounted to $176,004, for the year ended July 31, 1995.

         The Company sublets its New York City corporate office from a VSC affiliate, under a lease accounted for as an operating lease. Such rental expense of the Company for the years ended July 31, 1995 and 1996 amounted to $5,675 and $24,500, respectively. In addition, the Company contracted with the

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


VSC affiliate to perform the leasehold improvements in the amount of $48,000 for its New York City corporate office. The Company believes that the terms of this agreement were comparable to terms it could have obtained in an arms-length transaction.

         The Company consolidated its New Jersey operations into a single facility that it leases from a partnership, whose partners own a majority interest in VSC, under a lease accounted for as an operating lease. The lease was renegotiated and extended, with such rental expense of the Company amounting to $161,000, $376,000 and $444,000, for the years ended July 31, 1994, 1995 and
1996, respectively.

         At  July  31,  1996,   future  minimum   rental   payments  under  such
non-cancelable leases are as follows (see Note 8):

        Fiscal Year                                      Amount
        -----------                                    ----------
           1997............................            $  414,600
           1998............................               414,600
           1999............................               414,600
           2000............................               407,937
           2001............................               387,948
           Thereafter......................             4,041,125
                                                       ----------
                                                       $6,080,810
                                                       ==========


Note 8 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS - The Company leases property under leases accounted for as operating leases. Certain leases include escalation clauses. At July 31, 1996, future minimum rental payments, including related party leases, under non-cancelable leases for buildings and equipment are as follows:

         Fiscal Year                                      Amount
         -----------                                   -----------
           1997............................            $ 3,108,159
           1998............................              3,656,660
           1999............................              3,664,768
           2000............................              3,377,758
           2001............................              3,272,954
           Thereafter......................             22,009,940
                                                       -----------
                                                       $39,090,239
                                                       ===========

         Rental expense for the years ended July 31, 1994, 1995 and 1996 amounted to $1,232,881, $2,047,762 and $2,781,750, respectively.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EMPLOYMENT AGREEMENTS - At July 31, 1996, the Company is obligated under employment contracts with certain key employees providing for base salary and incentive bonuses based upon the results of operations. Minimum amounts due under these contracts are as follows:

        Fiscal Year                                      Amount
        -----------                                    ----------
           1997............................            $1,245,569
           1998............................               695,833
           1999............................               600,000
           2000............................               450,000
                                                       ----------
                                                       $2,991,402
                                                       ==========

LITIGATION - The Company is involved in various claims and legal proceedings of a nature considered normal to its business. While it is not possible to predict or determine the outcome of these proceedings, it is the opinion of management that their outcome will have no material adverse effect on the financial position, liquidity or results of operations of the Company.

NOTE 9 - INCOME TAXES

         The Company accounts for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Deferred income taxes reflect the tax impact of temporary differences between financial reporting and income tax purposes, measured by applying currently enacted tax laws. During fiscal year 1994, the Company established $1,550,000 of deferred tax assets, primarily attributable to reserves established by MTE Co. which have not yet been deducted for tax purposes, and an increase in the tax basis of the assets obtained from MTE Co.

         MTE Co. was treated as a partnership for Federal, state and local income tax purposes and the net income of the partnership was included in the Federal, state and local income tax returns of its partners. No provision for income taxes has been deducted in determining MTE Co.'s net income for the first six months of the year ended July 31, 1994. As a result, the Company has presented a pro forma income tax provision as if it were a corporate taxpayer for the twelve months of the year ended July 31, 1994.

         The reconciliation between the statutory tax rate and those reflected in the Company's income tax provision is as follows:

                                                1994        1995        1996
                                                ----        ----        ----
Statutory tax rate...........................    34%         34%         34%
Non-deductible intangibles...................     4           7          13
State & local taxes, net of Federal benefit..    10          (1)          -
Other........................................    (3)          -           4
                                                ----        ----        ----
                                                 45%         40%         51%
                                                ====        ====        ====

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The provision for income taxes for the Company is as follows:

                                              1994         1995         1996
                                           ----------   ----------   ----------
Current
  Federal...............................   $1,498,918   $  480,063   $1,263,647
  State and local.......................      597,292      159,691      300,362
Deferred
  Federal...............................     (468,496)     605,702     (408,378)
  State and local.......................     (154,092)    (171,782)    (293,781)
                                           ----------   ----------   ----------
                                           $1,473,622   $1,073,674   $  861,850
                                           ==========   ==========   ==========


         The Company's 1994 provision for income taxes includes a pro forma income tax provision of $946,254 for the first six months of the fiscal year.

         The  impact  of  change in tax  status  in  fiscal  1994 of  $1,550,000 includes $1,098,000 for Federal purposes and $452,000 for state and local purposes.

         The components of net deferred tax assets arising from temporary differences as of July 31, 1995 and 1996 were as follows:

                                                  July 31,          July 31,
                                                    1995              1996
                                                ----------        ----------
Restructuring reserves.....................     $  260,000        $  238,000
Stock options and  awards..................        541,000              -
Depreciation...............................       (244,000)          583,000
Allowance for doubtful accounts............        284,000           309,000
State net operating loss...................        337,000           702,000
Interest rate swap.........................           -              124,000
Straight lined rent........................           -              141,000
Other......................................        121,000           270,000
                                                ----------        ----------
                                                $1,299,000        $2,367,000
                                                ==========        ==========

         At July 31, 1996, the Company has available $6,452,000 of unused state operating loss carryforwards that may be applied against future taxable income and that expire in years 2009, 2010 and 2011.

                  INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Management believes that the deferred tax benefits will be fully realized through future taxable income.

NOTE 10 - RETIREMENT PLANS

         The Company adopted a qualified salary reduction plan for eligible employees under Section 401(k) of the Internal Revenue Code (the "Retirement Plan"). The Retirement Plan is funded by salary reduction contributions by the participants thereof. The Company's contributions to the Retirement Plan are based on participant contributions (which are limited to a fixed percentage of participant compensation) and matching employer contributions with a five year vesting provision in Company stock. Additionally, the Company may contribute a discretionary amount. For the years ended July 31, 1995 and 1996, the Company contributed $44,654 and $116,575, respectively.

         The Company does not offer any post-retirement health or welfare benefits, nor does it have any post-employment benefits required to be accrued at July 31, 1995 and 1996.

NOTE 11 - STOCK OPTIONS

         The stockholders and directors of the Company have approved a long-term incentive plan (the "Stock Plan") under which eligible employees may receive grants of options, stock appreciation rights and restricted stock awards. An aggregate of 600,000 shares of common stock have been reserved for issuance under the Stock Plan and options or other grants with respect thereto may be made over a ten-year term. Options may be either incentive options, within the meaning of the Internal Revenue Code, or non-qualified options. The Stock Plan is administered by the compensation committee of the board of directors of the Company who will determine the employees entitled to grants, the exercise price, which may not be less than the fair market value on the date of grant, and the other terms of options or grants. During fiscal year 1995, 60,000 shares of common stock options were granted. During fiscal year 1996, all prior options granted from inception of the Stock Plan were replaced. The replacement options were granted with revised terms, including without limitation, three year vesting commencing in fiscal year 1996 and a range in price from $4.00 to $6.00 per share. In addition, 65,600 shares were forfeited by employees that were terminated during fiscal year 1996.

                  INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Changes in outstanding options and options available for grant, expressed in number of shares, are as follows:

                                                                   Price Range
                                                Shares              Per Share
                                                -------         ----------------

Options outstanding at February 8, 1994....        --                  --
Granted....................................     436,500              $11.00
Exercised..................................        --                  --
Forfeited or cancelled.....................        --                  --
                                                -------         ----------------
Options outstanding at July 31, 1994.......     436,500              $11.00
Granted....................................      60,000         $5.75  --  $9.00
Exercised..................................        --                  --
Forfeited or cancelled.....................        --                  --
                                                -------         ----------------
Options outstanding at July 31, 1995.......     496,500         $5.75  -- $11.00
Granted....................................     430,900         $4.00  --  $6.00
Exercised..................................        --                  --
Forfeited or cancelled.....................     496,500         $5.75  -- $11.00
                                                -------         ----------------
Options outstanding at July 31, 1996.......     430,900         $4.00  --  $6.00
                                                =======         ================
Options available for grant July 31, 1996..     169,100
                                                =======

         The stockholders and directors of the Company have also approved a restricted share plan for directors who are not employees of the Company. A total of 50,000 shares of common stock are available for issuance under such plan. Upon grant these options will vest upon the earliest to occur of two consecutive years of board service, the death or disability of the recipient or a "change of control date" (as defined in the Company's restricted share plan). During fiscal year 1994, 13,000 shares of common stock were awarded to the directors of the Company. All such shares are currently vested. At the date of grant, the share price was $11.375. Compensation expense charged to operations in fiscal year 1995 was $148,000. During fiscal 1996, the directors received the 13,000 shares previously awarded. Accordingly, the Company utilized a portion of the deferred tax asset in relation to compensation expense recognized by the directors. The Company recorded a reduction of $70,918 to net deferred tax assets with corresponding decreases in current income taxes payable of $23,338 and additional paid in capital of $47,580.

        In February 1994, in connection with the acquisition of Audio Plus Video, the chief financial officer of the Company was granted ten-year, non-qualified stock options to purchase 181,818 shares of the Company's common stock at an exercise price of $9.35 per share. Such options are fully vested and are presently exercisable.

         In February 1994, the Company and VSC each granted five-year non-qualified options to purchase an aggregate of 60,000 shares of the Company's common stock to the two principals of the trustee. The exercise price of such

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


options is equal to the initial public offering price of $11 per share. Such options vested three months after the consummation of the Offering.

         The principals of the trustee have been granted by Holdings six-year, non-qualified options to purchase 299,024 shares of common stock from Holdings at an exercise price of $2.06 per share. Such options are non-transferable and vested on January 1, 1995. Such principals covenanted under the related option agreements to serve as directors of the Company and to not compete with the Company for a term of two years commencing on the date of the Offering.

         The principal shareholders of Holdings, through a trust, and VSC granted options to the Company's chief executive officer, which were exercisable immediately, to acquire 138,833 outstanding shares of IPL common stock held by such shareholders at amounts which ranged between $1.80 and $5.98 per share. These shareholders also granted to the Company's chief executive officer options to acquire a further 69,417 outstanding shares of IPL common stock, at $7.78 per share, which became exercisable if certain performance targets were met. These options expired on December 31, 1995. Given that these options contained exercise prices which were below the initial public offering price, the Company recorded in the period of the initial public offering a non-cash compensation charge to pre-tax income of $1,202,000 and a corresponding increase in additional paid-in capital of $637,000, net of taxes. At July 31, 1995, the value of the 69,417 stock options with an exercise price of $7.78 was adjusted based upon the quoted market price of the Company's common stock on that date of $4.75, which required an adjustment to compensation expense increasing pre-tax income for fiscal year 1995 by $223,000. During fiscal year 1996, the Company's chief executive officer exercised 69,417 stock options at $1.80, at which time the quoted market price of the Company's common stock was $4.125. In connection with this transaction, the Company recorded a reduction of $77,000 to net deferred tax assets and current income taxes payable. The remaining 69,416 stock options at $5.98 expired. In connection with the expiration of these options, the Company recorded a reduction of $392,000 to net deferred tax assets and additional paid-in capital.

NOTE 12 - REGISTRATION RIGHTS

         The Company has agreed to register for sale shares of common stock held by Holdings, upon its request. The Company has also agreed to register shares, on a pro-rata basis, held by VSC and its transferees, certain officers of the Company and principals of the trustee at such time as Holdings demands registration of its shares of common stock. In addition, the Company will be required to file a shelf registration statement on Form S-3 to register shares of common stock underlying options granted to certain officers of the Company and principals of the trustee.

NOTE 13 - PREFERRED STOCK

         The Company's certificate of incorporation authorizes the board of directors to issue from time to time, in one or more series, shares of preferred stock with such designations and preferences, relative voting rights (except that voting rights, if any, in respect of the election of directors shall be

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


limited to voting with the holders of common stock, with no more than one vote per share of preferred stock), redemption, conversion, participation and other rights and qualifications, limitations and restrictions as permitted by law. The board of directors by its approval of certain series of preferred stock could adversely affect the voting power of the holders of common stock, and, by issuing shares of preferred stock with certain voting, conversion, redemption rights or other terms, could delay, discourage or make more difficult changes of control or management of the Company.

NOTE 14 - DIVIDEND POLICY

         The board of directors of the Company does not intend to declare any dividends in the foreseeable future and intends to retain all earnings in the Company to finance the growth of operations, including acquisitions. Future dividend policy will be based upon the Company's results of operations, financial condition, capital requirements and other circumstances.

NOTE 15 - UNAUDITED QUARTERLY RESULTS

         Unaudited quarterly financial information for fiscal year 1995 and 1996 is set forth below (See Note 3). All dollar amounts are in thousands except per share data.


                                                                         Quarter Ended
                                                ----------------------------------------------------------------
                                                                            Company
                                                ----------------------------------------------------------------
                                                October 31,      January 31,        April 30,          July 31,
                                                   1994             1995              1995               1995
                                                -----------      -----------        ---------          --------
Fiscal 1995
  Revenues.................................       $8,372           $9,384            $9,364            $11,228
  Income (loss) from operations............       $1,094           $1,512            $1,511           ($   641)
  Net income (loss)........................       $  653           $  847            $  809           ($   703)
  Net income (loss) per share..............       $ 0.11           $ 0.14            $ 0.13           ($  0.11)



                                                                         Quarter Ended
                                                ----------------------------------------------------------------
                                                                            Company
                                                ----------------------------------------------------------------
                                                October 31,      January 31,        April 30,          July 31,
                                                   1995             1996              1996               1996
                                                -----------      -----------        ---------          --------
Fiscal 1996
  Revenues.................................       $12,202          $12,099           $12,666           $12,385
  Income (loss) from operations............       $ 1,813          $ 1,347           $ 1,283          ($   601)
  Net income (loss)........................       $   673          $   405           $   307          ($   571)
  Net income (loss) per share..............       $  0.11          $  0.07           $  0.05          ($  0.09)


                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                              SUPPLEMENTAL SCHEDULE


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                                       Additions
                                                    Balance at        Charged to                            Balance at
                                                   Beginning of       Costs and         Deductions            End of
                                                      Period           Expenses         Write-Offs            Period
                                                   ------------       ----------        ----------          ----------
International Post Limited For the year
 ended July 31, 1994:
    Allowance for doubtful accounts.............     $470,871          $156,874          $ 57,868            $569,877
                                                     ========          ========          ========            ========

International Post Limited For the year
 ended July 31, 1995:
    Allowance for doubtful accounts.............     $569,877          $184,771          $138,894            $615,754
                                                     ========          ========          ========            ========

International Post Limited For the year
 ended July 31, 1996:
    Allowance for doubtful accounts.............     $615,754          $231,983          $123,172            $724,565
                                                     ========          ========          ========            ========
