Form 10-Q
period 1996-10-31
INTERNATIONAL POST LTD
filed 1996-12-11
CIK 913888

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1996

                        Commission File Number 000-23388

                           INTERNATIONAL POST LIMITED
             (Exact name of Registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                       545 Fifth Avenue New York, NY 10017
              (Address and zip code of principal executive offices)

                                   13-3735647
                      (IRS Employer Identification Number)

                                 (212) 986-6300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.


                               Yes [X]     No [ ]


The number of shares outstanding of the issuer's common stock, $.01 par value per share, as of December 11, 1996, was 6,226,958.

                           INTERNATIONAL POST LIMITED

                                     PART I

                              FINANCIAL INFORMATION

The audited consolidated financial information at July 31, 1996 and the unaudited consolidated financial information at October 31, 1996 and for the three month period ended October 31, 1996 and 1995 relate to International Post Limited and its subsidiaries.


ITEM 1.           FINANCIAL STATEMENTS                                  PAGE

                  Consolidated Balance Sheets as of
                  July 31, 1996 and October 31, 1996                      3

                  Consolidated Statements of Income for the
                  three months ended October 31, 1996 and 1995            4

                  Consolidated Statements of Cash Flows for the
                  three months ended October 31, 1996 and 1995            5

                  Notes to Consolidated Financial Statements              6


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS           8


                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                      10

ITEM 2.           CHANGES IN SECURITIES                                  10

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                        10

ITEM 4            SUBMISSION OF MATTERS TO
                  A VOTE OF SECURITY HOLDERS                             10

ITEM 5.           OTHER INFORMATION                                      10

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                       10

                  INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    As of July 31, 1996 and October 31, 1996

                                 (in thousands)


                                                        July 31,    October 31,
                                                          1996         1996
                                                        --------    -----------

ASSETS

Current assets:
     Cash and cash equivalents .......................  $   104       $   164
     Accounts receivable, net ........................   10,308        11,894
     Deferred income taxes ...........................      597           597
     Prepaid expenses and other current assets .......    1,654         2,632
                                                        -------       -------
          Total current assets........................   12,663        15,287

     Fixed assets, net ...............................   29,533        29,038
     Excess of cost over fair value of
     net assets acquired, net ........................   22,397        22,140
     Deferred income taxes ...........................    1,770         1,897
     Other assets ....................................    1,498         1,935
                                                        -------       -------
          Total assets................................  $67,861       $70,297
                                                        =======       =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses ...........  $ 5,070       $ 5,845
     Due to related parties ..........................      408             -
     Current portion of long-term debt ...............    3,856         3,824
     Income taxes payable ............................    2,283         1,702
                                                        -------       -------
          Total current liabilities...................   11,617        11,371

     Long-term debt ..................................   19,797        21,858
     Subordinated debt ...............................    5,096         5,139
     Other liabilities ...............................    1,516         1,499
                                                        -------       -------
          Total liabilities...........................   38,026        39,867
                                                        -------       -------
Commitments and contingencies

Stockholders' equity:
     Preferred stock: $.01 par value - 3,000
       shares authorized;  no shares outstanding
       at July 31, 1996 and October 31, 1996..........        -             -
     Common stock:  $.01 par value - 15,000
       shares authorized; 6,227 shares
       outstanding at July 31, 1996 and
       October 31, 1996, respectively.................       62            62
     Additional paid-in-capital.......................   24,979        24,979
     Retained earnings................................    4,794         5,389
                                                        -------       -------
          Total stockholders' equity..................   29,835        30,430
                                                        -------       -------
          Total liabilities and stockholders' equity..  $67,861       $70,297
                                                        =======       =======


                See notes to consolidated financial statements.

                  INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              For the Three Months ended October 31, 1995 and 1996

                    (in thousands, except per share amounts)



                                                            Three Months Ended
                                                                October 31,
                                                          ----------------------
                                                             1995         1996
                                                          ----------------------

Revenues ............................................     $ 12,202     $ 13,776

Direct salaries and costs ...........................        5,468        6,676

Selling, general and administrative expenses ........        3,074        3,270

Depreciation ........................................        1,571        1,798

Amortization ........................................          276          293
                                                          ---------    ---------

     Income from operations .........................        1,813        1,739

Other expense (income):

     Interest expense ...............................          605          557

     Interest income and other ......................          (15)          (8)
                                                          ---------   ----------
          Income before taxes .......................        1,223        1,190

Provision for income taxes:

          Income taxes ..............................          550          595
                                                          --------    ----------
Net income ..........................................     $    673    $     595
                                                          ========    ==========

Net income per share ................................     $   0.11    $    0.10
                                                          ========    ==========
Weighted average number of shares outstanding .......        6,214        6,227
                                                          ========    ==========


                See notes to consolidated financial statements.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Three Months ended October 31, 1995 and 1996

                                 (in thousands)


                                                             Three Months Ended
                                                                 October 31,
                                                           ---------------------
                                                               1995       1996
                                                           ---------------------
Cash Flows From Operating Activities:
  Net income .............................................   $   673    $   595
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation .......................................     1,571      1,798
      Amortization .......................................       276        293
      Provision for bad debts ............................        24         35
      (Gain) loss on disposal of fixed assets ............        (2)         3
      Deferred taxes .....................................        55       (127)
   (Increase) decrease in operating assets:
      Accounts receivable ................................      (638)    (1,621)
      Prepaid expenses and other current assets ..........      (386)      (878)
      Other assets .......................................      (521)        34
   Increase (decrease) in operating liabilities:
      Accounts payable and accrued liabilities ...........      (160)       775
      Income taxes payable ...............................      (160)      (581)
      Other liabilities ..................................       (25)       (17)
                                                             --------   --------
          Net cash provided by operating activities ......       707        309
                                                             --------   --------

Cash Flows From Investing Activities:
      Additions to fixed assets ..........................    (2,211)    (1,404)
      Proceeds from sale of fixed assets .................         2         98
      Deposits on fixed assets ...........................      (286)      (607)
                                                             --------   --------
          Net cash (used in) investing activities ........    (2,495)    (1,913)
                                                             --------   --------

Cash Flows From Financing Activities:
      Proceeds from revolving credit facility, net .......     2,600      3,000
      Proceeds from subordinated debt ....................        40         43
      Proceeds from related parties ......................         7          -
      Repayments to related parties ......................         -       (408)
      Repayment of long-term debt ........................      (988)      (971)
                                                             --------   --------
          Net cash provided by financing activities ......     1,659      1,664
                                                             --------   --------
                        Net (decrease) increase in cash ..      (129)        60

Cash and cash equivalents, beginning of period ...........       368        104
                                                             --------   --------
Cash and cash equivalents, end of period .................   $   239    $   164
                                                             ========   ========

                 See notes to consolidated financial statements.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by International Post Limited ("IPL" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, IPL believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended July 31, 1996.

In  the  opinion  of  management,   the  information   furnished   reflects  all
adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods.

In connection with the restructuring charge recorded by the Company in August 1992, the balance of the liability was $491,353 and $478,032 at July 31, 1996 and October 31, 1996, respectively. At October 31, 1996, it is estimated that the remaining liability, consisting primarily of lease commitments, will be settled during fiscal 1997. Management anticipates that funding for these amounts will be provided by operations.


NOTE 2 - ACCOUNTS RECEIVABLE

                                                       July 31,      October 31,
                                                         1996           1996
                                                     -----------     -----------
Accounts Receivable, trade .....................     $11,032,078     $12,685,667
Less:  Allowance for doubtful accounts .........         724,565         791,246
                                                     -----------     -----------
                                                     $10,307,513     $11,894,421
                                                     ===========     ===========

NOTE 3 - FIXED ASSETS

Fixed assets, at cost, including equipment under capitalized leases, summarized by major categories consist of the following:

                                                     July 31,        October 31,
                                                       1996             1996
                                                   -----------       -----------
Machinery and Equipment ....................       $35,092,788       $36,160,930
Leasehold Improvements .....................        12,147,475        12,312,329
Furniture and Fixtures .....................         1,918,573         1,947,017
                                                   -----------       -----------
                                                    49,158,836        50,420,276
Less: Accumulated Depreciation .............        19,625,422        21,382,386
                                                   -----------       -----------
                                                   $29,533,414       $29,037,890
                                                   ===========       ===========

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



NOTE 4 - LONG-TERM DEBT

                                                      July 31,       October 31,
                                                        1996            1996
                                                     -----------     -----------
Senior secured term loan .......................     $18,320,000     $17,400,000
Senior secured revolving credit loan ...........       5,000,000       8,000,000
Collateralized by fixed assets
     Notes payable to credit institutions
      bearing interest at 8.0%
      originally payable through 1996 ..........           4,815               -
     Capitalized lease obligations .............         328,665         281,833
                                                     -----------     -----------
                                                      23,653,480      25,681,833
     Less: Current Maturities ..................       3,856,292       3,823,526
                                                     -----------     -----------
                                                     $19,797,188     $21,858,307
                                                     ===========     ===========

SENIOR SECURED LONG-TERM DEBT - The Company's $22,000,000 senior secured term loan (the "Term Loan") and the Revolving Loan (as defined herein) with a syndicate of financial institutions (the "Bank Syndicate") are secured by 1) all assets of the Company and its existing and future directly and indirectly owned subsidiaries and 2) the capital stock of all such subsidiaries. The Term Loan and the Revolving Loan bore interest at the Bank of New York's Prime rate or LIBOR (London Interbank Offered Rate) plus 1.375% through July 31, 1996 and will float at such Prime rate plus .375% or LIBOR plus 1.75% thereafter, and contains various covenants limiting future debt, dividends and capital expenditures. In addition, the Company must maintain certain cash flow and leverage ratios. In September 1996, the Company amended the Credit Agreement, pursuant to which certain covenants were changed for fiscal year 1996 and prospective periods.

REVOLVING CREDIT FACILITY - The Company maintains a $10,000,000 senior secured revolving credit facility (the "Revolving Loan") with the Bank Syndicate. The Company had outstanding direct borrowings of $5,000,000 and $8,000,000 under the Revolving Loan at July 31, 1996 and October 31, 1996, respectively. The Company is being charged a commitment fee equal to 0.375% on the unused amount of the Revolving Loan. The Company also had outstanding under the Revolving Loan letters of credit $1,196,482 at each of July 31, 1996 and October 31, 1996.

SUBORDINATED DEBT - the Company, in connection with the acquisition of The Big Picture Editorial, Inc. and Even Time Ltd. in May 1995, issued $6,350,000 principal amount of eight year convertible subordinated notes, due May 4, 2003, with an interest rate of 4.0%, convertible at $14 per share after five years and redeemable after six years. The debt was valued at $4,890,000 at the date of acquisition using an effective rate of 8.34%. The valuation discount is being amortized over the life of the notes.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

                 FIRST QUARTERS ENDED OCTOBER 31, 1996 AND 1995

Revenues increased by $1,574,000 or 13% to $13,776,000 in the first quarter of fiscal year 1997 compared to the first quarter of fiscal year 1996. The growth in revenues was primarily attributable to increases in revenue at The Post Edge, Inc. ("Post Edge"), Audio Plus Video International, Inc. ("Audio Plus Video"), and Manhattan Transfer/Edit Inc. ("Manhattan Transfer"). These increases were partially offset by lower revenues at Big Picture/Even Time Limited ("Big Picture/Even Time").

Direct salaries and costs (consisting primarily of salaries and benefits paid to artists, technicians and engineers, outside labor, occupancy costs, direct costs including tape stock, equipment rental and commissions and client costs) increased as a percentage of revenues to 48.5% in the first quarter of fiscal year 1997 compared to 44.8% in the first quarter of the prior fiscal year. This increase was a result of higher direct salaries and costs as a percentage of revenues at Big Picture/Even Time and Manhattan Transfer. At Big Picture/Even Time actual direct salaries and costs were comparable to the first quarter of fiscal year 1996, however, lower revenues caused costs to increase as a percentage of revenues. The increase was also a result of increased costs at Manhattan Transfer largely related to salaries of artists and technicians.

Selling, general and administrative expenses decreased as a percentage of revenues to 23.7% in the first quarter of fiscal year 1997 compared to 25.2% in the first quarter of the prior fiscal year. The decrease was primarily attributable to the increased revenues of the Company.

Depreciation expense was $1,798,000 and $1,571,000 in the first quarter of fiscal years 1997 and 1996, respectively. The increase was primarily the result of capital expenditures made in fiscal 1996 and the first quarter of fiscal 1997.

Amortization of intangibles was $293,000 and $276,000 in the first quarter of fiscal years 1997 and 1996, respectively. The increase in amortization expense relates to contingent payments associated with the acquisition of The Big Picture Editorial, Inc. and Even Time Limited.

Interest expense was $557,000 and $605,000 in the first quarter of fiscal years 1997 and 1996, respectively. The decrease was due to the decrease in the Term Loan during fiscal year 1996 coupled with lower interest rates during the first quarter of fiscal year 1997.

The income tax rate applied against pre-tax income was 50% and 45% in the first quarter of fiscal years 1997 and 1996, respectively. The current quarter's tax rate was higher because of the increase in amortization of intangibles, which are not deductible for income tax purposes.

Net income decreased to $595,000 in the first quarter of fiscal year 1997 compared to $673,000 in the prior year's first quarter. This decrease is a result of the items discussed above.

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

During 1995, the Company entered into a $22,000,000 six year Term Loan. In addition, the Company maintains a $10,000,000 Revolving Loan for working capital with the same Bank Syndicate. Pricing is at the Bank of New York's Prime rate plus .375% or LIBOR plus 1.75%. Outstandings on the Term Loan ($17,400,000 at October 31, 1996) currently bear interest at 6.875%. The Term Loan and Revolving Loan are secured by all assets of the Company and contain covenants limiting future debt, dividends and capital expenditures. In addition, the Company must maintain certain cash flow and leverage ratios. During September 1996, the Company amended the Credit Agreement, pursuant to which certain covenants were changed for fiscal year 1996 and prospective periods.

Capital expenditures were $1,404,000 in the first three months of fiscal year 1997. The expenditures were used to purchase new revenue producing digital technology and software, upgrade/replace existing equipment, and complete the consolidation at Post Edge. Audio Plus Video and Manhattan Transfer purchased equipment and software to replace and make technological enhancements to existing equipment.

The Company generated net cash from operations of $309,000 in the first three months of fiscal year 1997. Net cash used in investing activities to purchase capital equipment was $1,404,000 and to make deposits on fixed assets was $607,000. New cash provided by financing activities was $1,664,000 consisting of an increase in the revolving credit facility less repayments of long-term debt, including amounts paid to related parties. These activities resulted in a net increase in cash of $60,000.

The Company's capital structure remains strong. Total long-term debt (excluding current portion of long-term debt), including subordinated debt at October 31, 1996, was $26,997,000. The Company's stockholders' equity was $30,430,000 at October 31, 1996. Outstandings under the Company's $10,000,000 Revolving Loan were $8,000,000 at October 31, 1996; in addition, there was $1,196,482 outstanding for letter of credits issued. The Company's capital budget for fiscal year 1997 is $5,269,000, a decrease from fiscal years 1996 and 1995. Capital projects of approximately $340,000, approved in fiscal year 1996, will be incurred in fiscal year 1997 bringing total capital outlays to approximately $5,609,000 in fiscal year 1997. Management believes that these expenditures can be financed either by internally generated funds or by the Revolving Loan.

The above discussion contains forward-looking statements. There are certain important factors that could cause results to differ materially from those anticipated by the statements made above. These factors include, but are not limited to: general performance of the economy, specifically as it affects the advertising industry; the international economic and political climate which could impact the sale of domestic programming overseas; significant changes in video technology in the post-production industry and the loss of key personnel.

                                     PART II

                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a) Exhibit No. 27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

          (b)   None.


                                  SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     INTERNATIONAL POST LIMITED
                                                     (Registrant)


DATED: December 11, 1996                             BY: /s/ JEFFREY J. KAPLAN
                                                     ---------------------------
                                                     Jeffrey J. Kaplan
                                                     Executive Vice President
                                                     and Chief Financial Officer