Form 10-Q
period 1997-01-31
INTERNATIONAL POST LTD
filed 1997-03-13
CIK 913888

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1997

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


                               Yes [X]     No [ ]


The number of shares outstanding of the issuer's common stock, $.01 par value per share, as of March 13, 1997, was 6,226,958.

                           INTERNATIONAL POST LIMITED

                                     PART I

                              FINANCIAL INFORMATION

     The audited consolidated financial information at July 31, 1996 and the unaudited consolidated financial information at January 31, 1997 and for the three and six month periods ended January 31, 1996 and 1997 relate to International Post Limited and its subsidiaries.


ITEM 1.           FINANCIAL STATEMENTS                                  PAGE

                  Consolidated Balance Sheets as of
                  July 31, 1996 and January 31, 1997                      3

                  Consolidated Statements of Income for the
                  three months ended January 31, 1996 and 1997            4

                  Consolidated Statements of Income for the
                  six months ended January 31, 1996 and 1997              5

                  Consolidated Statements of Cash Flows for the
                  six months ended January 31, 1996 and 1997              6

                  Notes to Consolidated Financial Statements              7


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS          10


                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                      14

ITEM 2.           CHANGES IN SECURITIES                                  14

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                        14

ITEM 4            SUBMISSION OF MATTERS TO
                  A VOTE OF SECURITY HOLDERS                             14

ITEM 5.           OTHER INFORMATION                                      14

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                       14

                  INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    As of July 31, 1996 and January 31, 1997

                                 (in thousands)


                                                        July 31,    January 31,
                                                          1996         1997
                                                        --------    -----------

ASSETS

Current assets:
     Cash and cash equivalents .......................  $   104       $   359
     Accounts receivable, net ........................   10,308        12,266
     Deferred income taxes ...........................      597           402
     Prepaid expenses and other current assets .......    1,654         1,470
                                                        -------       -------
          Total current assets........................   12,663        14,497

     Fixed assets, net ...............................   29,533        28,357
     Excess of cost over fair value of
     net assets acquired, net ........................   22,397        22,599
     Deferred income taxes ...........................    1,770         1,930
     Other assets ....................................    1,498         3,313
                                                        -------       -------
          Total assets................................  $67,861       $70,696
                                                        =======       =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses ...........  $ 5,070       $ 6,534
     Due to related parties ..........................      408             -
     Current portion of long-term debt ...............    3,856         4,059
     Income taxes payable ............................    2,283           198
                                                        -------       -------
          Total current liabilities...................   11,617        10,791

     Long-term debt ..................................   19,797        22,702
     Subordinated debt ...............................    5,096         5,183
     Other liabilities ...............................    1,516         1,729
                                                        -------       -------
          Total liabilities...........................   38,026        40,405
                                                        -------       -------
Commitments and contingencies

Stockholders' equity:
     Preferred stock: $.01 par value - 3,000
       shares authorized;  no shares outstanding
       at July 31, 1996 and January 31, 1997..........        -             -
     Common stock:  $.01 par value - 15,000
       shares authorized; 6,227 shares
       outstanding at July 31, 1996 and
       January 31, 1997, respectively.................       62            62
     Additional paid-in-capital.......................   24,979        24,979
     Retained earnings................................    4,794         5,250
                                                        -------       -------
          Total stockholders' equity..................   29,835        30,291
                                                        -------       -------
          Total liabilities and stockholders' equity..  $67,861       $70,696
                                                        =======       =======


                See notes to consolidated financial statements.

                  INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              For the Three Months ended January 31, 1996 and 1997

                    (in thousands, except per share amounts)



                                                            Three Months Ended
                                                                January 31,
                                                          ----------------------
                                                             1996         1997
                                                          ----------------------

Revenues ............................................     $ 12,099     $ 12,965

Direct salaries and costs ...........................        5,646        7,096

Selling, general and administrative expenses ........        3,164        3,339

Depreciation ........................................        1,653        1,779

Amortization ........................................          289          293
                                                          ---------    ---------

     Income from operations .........................        1,347          458

Other expense (income):

     Interest expense ...............................          632          559

     Interest income and other ......................          (22)          29
                                                          ---------   ----------
          Income (loss) before taxes ................          737         (130)

Provision for income taxes:

          Income taxes ..............................          332            9
                                                          --------    ----------
Net income (loss) ...................................     $    405    $    (139)
                                                          ========    ==========

Net income (loss) per share .........................     $   0.07    $   (0.02)
                                                          ========    ==========
Weighted average number of shares outstanding .......        6,214        6,227
                                                          ========    ==========


                See notes to consolidated financial statements.

                  INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              For the Six Months ended January 31, 1996 and 1997

                    (in thousands, except per share amounts)



                                                             Six Months Ended
                                                                January 31,
                                                          ----------------------
                                                             1996         1997
                                                          ----------------------

Revenues ............................................     $ 24,489     $ 26,741

Direct salaries and costs ...........................       11,299       13,772

Selling, general and administrative expenses ........        6,241        6,609

Depreciation ........................................        3,224        3,577

Amortization ........................................          565          586
                                                          ---------    ---------

     Income from operations .........................        3,160        2,197

Other expense (income):

     Interest expense ...............................        1,238        1,116

     Interest income and other ......................          (38)          21
                                                          ---------   ----------
          Income before taxes .......................        1,960        1,060

Provision for income taxes:

          Income taxes ..............................          882          604
                                                          --------    ----------
Net income ..........................................     $  1,078    $     456
                                                          ========    ==========

Net income per share ................................     $   0.17    $    0.07
                                                          ========    ==========
Weighted average number of shares outstanding .......        6,214        6,227
                                                          ========    ==========


                See notes to consolidated financial statements.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Six Months ended January 31, 1996 and 1997

                                 (in thousands)


                                                              Six Months Ended
                                                                 January 31,
                                                           ---------------------
                                                               1996       1997
                                                           ---------------------
Cash Flows From Operating Activities:
  Net income .............................................   $ 1,078    $   456
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation .......................................     3,224      3,577
      Amortization .......................................       565        586
      Provision for bad debts ............................        63         48
      (Gain) loss on disposal of fixed assets ............       (14)        19
      Deferred taxes .....................................       110         36
   (Increase) decrease in operating assets:
      Accounts receivable ................................    (2,408)    (2,007)
      Prepaid expenses and other current assets ..........      (373)       210
      Other assets .......................................       (74)      (977)
   Increase (decrease) in operating liabilities:
      Accounts payable and accrued liabilities ...........      (954)     1,464
      Income taxes payable ...............................       (46)    (2,085)
      Other liabilities ..................................       (47)       213
                                                             --------   --------
          Net cash provided by operating activities ......     1,124      1,540
                                                             --------   --------

Cash Flows From Investing Activities:
      Additions to fixed assets ..........................    (3,901)    (1,016)
      Proceeds from sale of fixed assets .................        14        135
      Deposits on fixed assets ...........................      (417)    (1,652)
                                                             --------   --------
          Net cash (used in) investing activities ........    (4,304)    (2,533)
                                                             --------   --------

Cash Flows From Financing Activities:
      Proceeds from revolving credit facility, net .......      4,700     3,500
      Proceeds from subordinated debt ....................         81        87
      Proceeds from related parties ......................         14         -
      Repayments to related parties ......................        --       (408)
      Repayment of long-term debt ........................     (1,947)   (1,931)
                                                             --------   --------
          Net cash provided by financing activities ......      2,848     1,248
                                                             --------   --------
                        Net (decrease) increase in cash ..      (332)       255

Cash and cash equivalents, beginning of period ...........       368        104
                                                             --------   --------
Cash and cash equivalents, end of period .................   $    36    $   359
                                                             ========   ========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during period for:
       Interest ..........................................   $   813    $   885
       Income taxes ......................................       800      2,654
     Equipment acquired under capital lease obligations ..         -      1,539

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

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 also establishes the procedures for review of recoverability, and measurement of impairment if necessary, of long-lived assets and certain identifiable intangibles to be held and used by an entity. The Company adopted SFAS No. 121 during the first quarter of 1997. Based on the provisions of SFAS No. 121, the Company determined that no impairment provision of the carrying cost of its long-lived assets was necessary.

     In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods.

     Effective December 24, 1996, Big Picture/Even Time Limited, a wholly owned subsidiary of the Company, changed its name to "CABANA corp.". CABANA corp. consolidated its operations into one facility in New York City during January 1997.

     Also during January 1997, the Company settled the remaining liability associated with the restructuring charge recorded in August 1992.


NOTE 2 - ACCOUNTS RECEIVABLE

                                                       July 31,      January 31,
                                                         1996           1997
                                                     -----------     -----------
Accounts Receivable, trade .....................     $11,032,078     $12,856,589
Less:  Allowance for doubtful accounts .........         724,565         590,102
                                                     -----------     -----------
                                                     $10,307,513     $12,266,487
                                                     ===========     ===========

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 3 - FIXED ASSETS

     Fixed assets, at cost, including equipment under capitalized leases, summarized by major categories consist of the following:

                                                     July 31,        January 31,
                                                       1996             1997
                                                   -----------       -----------
Machinery and Equipment ....................       $35,092,788       $35,208,900
Leasehold Improvements .....................        12,147,475        12,408,768
Furniture and Fixtures .....................         1,918,573         1,980,812
Equipment under Capital Leases .............                 -         1,904,149
                                                   -----------       -----------
                                                    49,158,836        51,502,629
Less: Accumulated Depreciation .............        19,625,422        23,145,147
                                                   -----------       -----------
                                                   $29,533,414       $28,357,482
                                                   ===========       ===========

NOTE 4 - LONG-TERM DEBT

                                                      July 31,       January 31,
                                                        1996            1997
                                                     -----------     -----------
Senior secured term loan .......................     $18,320,000     $16,480,000
Senior secured revolving credit loan ...........       5,000,000       8,500,000
Collateralized by fixed assets
     Notes payable to credit institutions
      bearing interest at 8.0%
      originally payable through 1996 ..........           4,815               -
     Capitalized lease obligations .............         328,665       1,781,334
                                                     -----------     -----------
                                                      23,653,480      26,761,334
     Less: Current Maturities ..................       3,856,292       4,059,279
                                                     -----------     -----------
                                                     $19,797,188     $22,702,055
                                                     ===========     ===========

SENIOR SECURED LONG-TERM DEBT - The Company's $22,000,000 senior secured term loan (the "Term Loan") and the Revolving Loan (as defined herein) with a syndicate of financial institutions (the "Bank Syndicate") are secured by 1) all assets of the Company and its existing and future directly and indirectly owned subsidiaries and 2) the capital stock of all such subsidiaries. The Term Loan and the Revolving Loan bore interest at the Bank of New York's Prime rate or LIBOR (London Interbank Offered Rate) plus 1.375% through July 31, 1996 and now floats at such Prime rate plus .375% or LIBOR plus 1.75%, and contains various covenants limiting future debt, dividends and capital expenditures. In addition, the Company must maintain certain cash flow and leverage ratios.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


REVOLVING CREDIT FACILITY - The Company maintains a $10,000,000 senior secured revolving credit facility (the "Revolving Loan") with the Bank Syndicate. The Company had outstanding direct borrowings of $5,000,000 and $8,500,000 under the Revolving Loan at July 31, 1996 and January 31, 1997, respectively. The Company is being charged a commitment fee equal to 0.375% on the unused amount of the Revolving Loan. The Company also had outstanding under the Revolving Loan letters of credit $1,196,482 at July 31, 1996 and January 31, 1997.

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


NOTE 5 - OTHER

     On January 7, 1997 the Company and Video Services Corporation ("VSC"), a privately-held company located in Northvale, New Jersey, signed a letter of intent providing for the merger of their respective companies. VSC is a leading provider of technical services to the communications industry. These services include satellite transmission services with fiber optic capabilities, video switching with first and last mile connections to the broadcast and cable television industries, design and integration of turnkey video systems for the broadcast, cable and professional markets, and video equipment rental to broadcast, cable and industrial markets. Under the terms of the proposed merger, which is subject to completion of due diligence and approval by the Company's Board of Directors, the Company will issue approximately 6.7 million shares of its common stock in exchange for 100% of the common stock of VSC.

     On January 22, 1997, Cognitive Communications, LLC, a Delaware limited liability company ("CCL") which is a majority-owned subsidiary of the Company, purchased substantially all of the operating assets of Cognitive Communications, Inc., a corporation principally engaged in providing strategic consulting services in the area of communications and content strategy for, and research relating to the implementation of, and the design and production of, intranets, extranets and internets ("CCI"), for an aggregate purchase price of $600,000. CCL is approximately 98% owned by the Company and approximately 2% owned by two former stockholders of CCI. The two former stockholders of CCI and a former employee of Manhattan Transfer, defined herein, now a current employee of CCL, also have options to purchase in the aggregate an additional approximate 23% membership interest in CCL in the event of Company's transfer of its membership interest in CCL.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

                 SECOND QUARTERS ENDED JANUARY 31, 1997 AND 1996

     Revenues increased by $866,000 or 7% to $12,965,000 in the second quarter of fiscal year 1997 compared to the second quarter of fiscal year 1996. The growth in revenues was primarily attributable to increases in revenue at The Post Edge, Inc. ("Post Edge"), Audio Plus Video International, Inc. ("Audio Plus Video"), Manhattan Transfer/Edit Inc. ("Manhattan Transfer"), and the additional revenues associated with CCL, defined herein. These increases were partially offset by lower revenues at CABANA corp. ("CABANA"). The increase at Post Edge, approximately $612,000, is primarily due to additional network services at the South Beach facility and the new Hollywood facility operating for the complete second quarter of fiscal year 1997 versus its construction phase in the second quarter of fiscal year 1996. The decrease at CABANA, approximately $295,000, was mainly a result of the general slow down of the commercial market, and the interruption of business associated with the consolidation of its operations into one facility during January 1997. The combined increases at Audio Plus Video, Manhattan Transfer and CCL accounted for the remainder of the revenue growth.

     Direct salaries and costs (consisting primarily of salaries and benefits paid to artists, technicians and engineers, outside labor, occupancy costs, direct costs including tape stock, equipment rental and commissions and client costs) increased as a percentage of revenues to 54.7% in the second quarter of fiscal year 1997 compared to 46.7% in the second quarter of the prior fiscal year. This increase was a result of higher direct salaries and costs as a percentage of revenues at Post Edge, CABANA and Manhattan Transfer. The increase at Post Edge, approximately $497,000, was primarily due to additional salaries for artists and technicians, outside labor and equipment rental as the facility expanded. At CABANA actual direct salaries and costs were comparable to the second quarter of fiscal year 1996, however, lower revenues caused costs to increase as a percentage of revenues. The increase at Manhattan Transfer was primarily due to outside labor and salaries of approximately $340,000 related to start-up costs for web site technologies which eventually were contributed to CCL. Although costs increased at Audio Plus Video the increase in revenues was proportionate.

     Selling, general and administrative expenses decreased as a percentage of revenues to 25.8% in the second quarter of fiscal year 1997 compared to 26.2% in the second quarter of the prior fiscal year. The ratio decrease was primarily attributable to the increased revenues of the Company; while the increase in costs were primarily attributable to administrative salaries and occupancy costs.

     Depreciation expense was $1,779,000 and $1,653,000 in the second quarter of fiscal years 1997 and 1996, respectively. The increase was primarily the result of capital expenditures made in fiscal 1996 and the first six months of fiscal 1997.

     Interest expense was $559,000 and $632,000 in the second quarter of fiscal years 1997 and 1996, respectively. The decrease in interest expense was due to the decrease in the Term Loan since the second quarter of fiscal year 1996 coupled with lower interest rates during the second quarter of fiscal year 1997.

     The income tax rate applied against pre-tax loss during the second quarter of fiscal 1997 was a positive 7%; while the income tax rate applied against pre-tax income was 45% in the second quarter of fiscal year 1996. The current quarter's tax rate was adjusted to compensate for the increase in amortization of intangibles, which are not deductible for income tax purposes, as a percentage of taxable income.

     The Company posted a net loss of $139,000 in the second quarter of fiscal year 1997 compared to net income of $405,000 in the prior year's second quarter. This decrease is a result of the items discussed above.



                   SIX MONTHS ENDED JANUARY 31, 1997 AND 1996

     Revenues increased by $2,252,000 or 9% to $26,741,000 in the first half of fiscal year 1997 compared to the first half of fiscal year 1996. The growth in revenues was primarily attributable to increases in revenue at Post Edge, Audio Plus Video, Manhattan Transfer and the acquisition of CCL. These increases were partially offset by lower revenues at CABANA. The increase at Post Edge, approximately $1,407,000, is primarily due to additional network services at the South Beach facility and the new Hollywood facility operating for the entire first six months of fiscal year 1997 versus its construction and implementation during the first six months of fiscal year 1996. The decrease at CABANA, approximately $461,000, was mainly a result of the general slow down of the commercial market, and the interruption of business associated with the consolidation of its operations into one facility during January 1997. The combined increases at Audio Plus Video, Manhattan Transfer and the addition of CCL accounted for the remainder of the revenue growth.

     Direct salaries and costs (consisting primarily of salaries and benefits paid to artists, technicians and engineers, outside labor, occupancy costs, direct costs including tape stock, equipment rental and commissions and client costs) increased as a percentage of revenues to 51.5% in the first half of fiscal year 1997 compared to 46.1% in the first half of the prior fiscal year. This increase was a result of higher direct salaries and costs as a percentage of revenues at CABANA and Manhattan Transfer. At CABANA actual direct salaries and costs were comparable to the first half of fiscal year 1996, however, lower revenues caused costs to increase as a percentage of revenues. The increase at Manhattan Transfer, approximately $973,000, was largely related to (i) salaries of artists and technicians at Manhattan Transfer of approximately $411,000 and
(ii) approximately $447,000 of start-up costs for outside labor and salaries for web site technologies which eventually were contributed to CCL. Although costs also increased at Audio Plus Video and Post Edge the increase in revenues were proportionally greater.

     Selling, general and administrative expenses decreased as a percentage of revenues to 24.7% in the first half of fiscal year 1997 compared to 25.5% in the first half of the prior fiscal year. The decrease was primarily attributable to the increased revenues of the Company.

     Depreciation expense was $3,577,000 and $3,224,000 in the first half of fiscal years 1997 and 1996, respectively. The increase was primarily the result of capital expenditures made in fiscal 1996 and the first half of fiscal 1997.

     Interest expense was $1,116,000 and $1,238,000 in the first half of fiscal years 1997 and 1996, respectively. The decrease in interest expense was due to the decrease in the Term Loan since the second quarter of fiscal year 1996 coupled with lower interest rates during the first six months of fiscal year 1997.

     The income tax rate applied against pre-tax income was 57% and 45% in the first half of fiscal years 1997 and 1996, respectively. The current period's tax rate was higher because of the increase in amortization of intangibles, which are not deductible for income tax purposes, as a percentage of taxable income.

     Net income decreased to $456,000 in the first half of fiscal year 1997 compared to $1,078,000 in the prior year's first half. This decrease is a result of the items discussed above.


Liquidity and Capital Resources:

                        Six Months Ended January 31, 1997

     The Company's strategy is to continue to expand the range of video-related services which it provides to existing clients and to increase its customer base through internal growth and acquisition. On January 7, 1997 the Company and Video Services Corporation ("VSC"), a privately-held company located in Northvale, New Jersey, signed a letter of intent providing for the merger of their respective companies. VSC is a leading provider of technical services to the communications industry. These services include satellite transmission services with fiber optic capabilities, video switching with first and last mile connections to the broadcast and cable television industries, design and integration of turnkey video systems for the broadcast, cable and professional markets, and video equipment rental to broadcast, cable and industrial markets. Under the terms of the proposed merger, which is subject to completion of due diligence and approval by the Company's Board of Directors, the Company will issue approximately 6.7 million shares of its common stock in exchange for 100% of the common stock of VSC. On January 22, 1997, Cognitive Communications, LLC, a Delaware limited liability company ("CCL") which is a majority-owned subsidiary of the Company, purchased substantially all of the operating assets of Cognitive Communications, Inc., a corporation principally engaged in providing strategic consulting services in the area of communications and content strategy for, and research relating to the implementation of, and the design and production of, intranets, extranets and internets ("CCI"), for an aggregate purchase price of $600,000. CCL is approximately 98% owned by the Company and approximately 2% owned by two former stockholders of CCI. The two former stockholders of CCI and a former employee of MTE, now a current employee of CCL, also have options to purchase in the aggregate an additional approximate 23% membership interest in CCL in the event of the Company's transfer of its membership interest in CCL.

     During 1995, the Company entered into the $22,000,000 six year Term Loan. In addition, the Company maintains a $10,000,000 Revolving Loan for working capital with the same Bank Syndicate. Pricing is at the Bank of New York's Prime rate plus .375% or LIBOR plus 1.75%. Outstandings on the Term Loan ($16,480,000 at January 31, 1997) currently bear interest at 7.25%. The Term Loan and Revolving Loan are secured by all assets of the Company and contain covenants limiting future debt, dividends and capital expenditures. In addition, the Company must maintain certain cash flow and leverage ratios. During September 1996, the Company amended the Credit Agreement, pursuant to which certain covenants were changed for fiscal year 1996 and prospective periods.

     Capital expenditures were $2,555,000 in the first six months of fiscal year 1997. The expenditures were used to purchase new revenue producing digital technology and software, upgrade/replace existing equipment, and complete the consolidation at Post Edge. Audio Plus Video and Manhattan Transfer purchased equipment and software to replace and make technological enhancements to existing equipment.

     The Company generated net cash from operations of $1,540,000 in the first six months of fiscal year 1997. Net cash used in investing activities to purchase capital equipment was $1,016,000 and to make deposits on fixed assets was $1,652,000. New cash provided by financing activities was $1,248,000 consisting of an increase in the revolving credit facility less repayments of long-term debt, including amounts paid to related parties. These activities resulted in a net increase in cash of $255,000.

     The Company's capital structure remains strong. Total long-term debt (excluding current portion of long-term debt), including subordinated debt at January 31, 1997, was $27,885,000. The Company's stockholders' equity was $30,291,000 at January 31, 1997. Outstandings under the Company's $10,000,000 Revolving Loan were $8,500,000 at January 31, 1997. The Company's capital budget for fiscal year 1997 is $5,269,000, a decrease from fiscal years 1996 and 1995. Capital projects of approximately $340,000, approved in fiscal year 1996, will be incurred in fiscal year 1997 bringing total capital outlays to approximately $5,609,000 in fiscal year 1997. Management believes that these expenditures can be financed either by internally generated funds or by the Revolving Loan.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit
              Number     Exhibits
              -------    --------------------------------------------------

               10.1 Asset Purchase Agreement, dated as of January 22, 1997, by and among Cognitive Communications, Inc., Susan Wiener, Michael Rudnick and Cognitive Communications, LLC;
               10.2 Agreement, dated as of January 22, 1997, by and among the Company, Susan Wiener, Michael Rudnick, Cognitive Communications, Inc. and David Leveen;
               10.3 Employment Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC and Susan Wiener;
               10.4 Employment Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC and Michael Rudnick;
               10.5 Employment Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC and David Leveen;
               10.6 Put Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC, the Company, Susan Wiener, Michael Rudnick and David Leveen;

              Exhibit
              Number     Exhibits
              -------    --------------------------------------------------

               10.7 Sale Option Agreement, dated as of January 22, 1997, by and between Cognitive Communications, LLC, and Susan Wiener;
               10.8 Sale Option Agreement, dated as of January 22, 1997, by and between Cognitive Communications, LLC, and Michael Rudnick;
               10.9 Sale Option Agreement, dated as of January 22, 1997, by and between Cognitive Communications, LLC, and David Leveen;
               10.10 Incentive Compensation Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC, Susan Wiener, Michael Rudnick, and David Leveen;
               10.11 Form of Incentive Option Agreement, undated, by and between Cognitive Communications, LLC, and Optionee;
               10.12 Consulting Agreement, dated February 15, 1997, by and among the Company and Jeffrey J. Kaplan; and
               27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

          (b)   None.


                                  SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     INTERNATIONAL POST LIMITED
                                                     (Registrant)


DATED: March 13, 1997                                BY: /s/ MARTIN IRWIN
                                                     ---------------------------
                                                         Martin Irwin
                                                         President and
                                                         Chief Executive Officer