Form 10-Q
period 1997-04-30
INTERNATIONAL POST LTD
filed 1997-06-13
CIK 913888

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1997

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


                               Yes [X]     No [ ]


The number of shares outstanding of the issuer's common stock, $.01 par value per share, as of June 13, 1997, was 6,226,958.

                           INTERNATIONAL POST LIMITED

                                     PART I

                              FINANCIAL INFORMATION

     The audited consolidated financial information at July 31, 1996 and the unaudited consolidated financial information at April 30, 1997 and for the three and nine month periods ended April 30, 1996 and 1997 relate to International Post Limited and its subsidiaries.


ITEM 1.           FINANCIAL STATEMENTS                                  PAGE

                  Consolidated Balance Sheets as of
                  July 31, 1996 and April 30, 1997                        3

                  Consolidated Statements of Income for the
                  three months ended April 30, 1996 and 1997              4

                  Consolidated Statements of Income for the
                  nine months ended April 30, 1996 and 1997               5

                  Consolidated Statements of Cash Flows for the
                  nine months ended April 30, 1996 and 1997               6

                  Notes to Consolidated Financial Statements              7


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS          10


                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                      14

ITEM 2.           CHANGES IN SECURITIES                                  14

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                        14

ITEM 4            SUBMISSION OF MATTERS TO
                  A VOTE OF SECURITY HOLDERS                             14

ITEM 5.           OTHER INFORMATION                                      14

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                       14

                  INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     As of July 31, 1996 and April 30, 1997

                                 (in thousands)


                                                        July 31,     April 30,
                                                          1996         1997
                                                        --------    -----------

ASSETS

Current assets:
     Cash and cash equivalents .......................  $   104       $   522
     Accounts receivable, net ........................   10,308        11,199
     Deferred income taxes ...........................      597           402
     Prepaid expenses and other current assets .......    1,654         1,770
                                                        -------       -------
          Total current assets........................   12,663        13,893

     Fixed assets, net ...............................   29,533        27,982
     Excess of cost over fair value of
     net assets acquired, net ........................   22,397        22,429
     Deferred income taxes ...........................    1,770         1,929
     Other assets ....................................    1,498         3,600
                                                        -------       -------
          Total assets................................  $67,861       $69,833
                                                        =======       =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses ...........  $ 5,070       $ 6,007
     Due to related parties ..........................      408             -
     Current portion of long-term debt ...............    3,856         4,008
     Income taxes payable ............................    2,283           491
                                                        -------       -------
          Total current liabilities...................   11,617        10,506

     Long-term debt ..................................   19,797        21,718
     Subordinated debt ...............................    5,096         5,227
     Other liabilities ...............................    1,516         1,806
                                                        -------       -------
          Total liabilities...........................   38,026        39,257
                                                        -------       -------
Commitments and contingencies

Stockholders' equity:
     Preferred stock: $.01 par value - 3,000
       shares authorized;  no shares outstanding
       at July 31, 1996 and April 30, 1997............        -             -
     Common stock:  $.01 par value - 15,000
       shares authorized; 6,227 shares
       outstanding at July 31, 1996 and
       April 30, 1997, respectively...................       62            62
     Additional paid-in-capital.......................   24,979        24,979
     Retained earnings................................    4,794         5,535
                                                        -------       -------
          Total stockholders' equity..................   29,835        30,576
                                                        -------       -------
          Total liabilities and stockholders' equity..  $67,861       $69,833
                                                        =======       =======


                See notes to consolidated financial statements.

                  INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

               For the Three Months ended April 30, 1996 and 1997

                    (in thousands, except per share amounts)



                                                            Three Months Ended
                                                                 April 30,
                                                          ----------------------
                                                             1996         1997
                                                          ----------------------

Revenues ............................................     $ 12,666     $ 14,142

Direct salaries and costs ...........................        6,110        7,208

Selling, general and administrative expenses ........        3,252        3,576

Depreciation ........................................        1,739        1,828

Amortization ........................................          282          307
                                                          ---------    ---------

     Income from operations .........................        1,283        1,223

Other expense (income):

     Interest expense ...............................          558          573

     Interest income and other ......................          (15)          (2)
                                                          ---------   ----------
          Income before taxes .......................          740          652

Provision for income taxes:

          Income taxes ..............................          433          367
                                                          --------    ----------
Net income ..........................................     $    307    $     285
                                                          ========    ==========

Net income per share ................................     $   0.05    $    0.05
                                                          ========    ==========
Weighted average number of shares outstanding .......        6,225        6,227
                                                          ========    ==========


                See notes to consolidated financial statements.

                  INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                For the Nine Months ended April 30, 1996 and 1997

                    (in thousands, except per share amounts)



                                                             Nine Months Ended
                                                                 April 30,
                                                          ----------------------
                                                             1996         1997
                                                          ----------------------

Revenues ............................................     $ 37,155     $ 40,882

Direct salaries and costs ...........................       17,409       20,980

Selling, general and administrative expenses ........        9,492       10,185

Depreciation ........................................        4,963        5,405

Amortization ........................................          847          892
                                                          ---------    ---------

     Income from operations .........................        4,444        3,420

Other expense (income):

     Interest expense ...............................        1,745        1,688

     Interest income and other ......................           (1)          20
                                                          ---------   ----------
          Income before taxes .......................        2,700        1,712

Provision for income taxes:

          Income taxes ..............................        1,315          971
                                                          --------    ----------
Net income ..........................................     $  1,385    $     741
                                                          ========    ==========
Net income per share ................................     $   0.22    $    0.12
                                                          ========    ==========
Weighted average number of shares outstanding .......        6,218        6,227
                                                          ========    ==========


                See notes to consolidated financial statements.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Nine Months ended April 30, 1996 and 1997

                                 (in thousands)


                                                             Nine Months Ended
                                                                   April 30,
                                                           ---------------------
                                                               1996       1997
                                                           ---------------------
Cash Flows From Operating Activities:
  Net income .............................................   $ 1,385    $   741
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation .......................................     4,963      5,405
      Amortization .......................................       847        892
      Provision for bad debts ............................        95        108
      (Gain) loss on disposal of fixed assets ............       (48)        19
      Deferred taxes .....................................       397         36
   (Increase) decrease in operating assets:
      Accounts receivable ................................    (2,315)      (999)
      Prepaid expenses and other current assets ..........    (1,033)      (116)
      Other assets .......................................      (172)    (1,752)
   Increase (decrease) in operating liabilities:
      Accounts payable and accrued liabilities ...........      (783)       937
      Income taxes payable ...............................        13     (1,792)
      Other liabilities ..................................       215        290
                                                             --------   --------
          Net cash provided by operating activities ......     3,564      3,769
                                                             --------   --------

Cash Flows From Investing Activities:
      Additions to fixed assets ..........................    (4,429)    (2,469)
      Proceeds from sale of fixed assets .................        79        135
      Deposits on fixed assets ...........................      (667)    (1,274)
                                                             --------   --------
          Net cash (used in) investing activities ........    (5,017)    (3,608)
                                                             --------   --------

Cash Flows From Financing Activities:
      Proceeds from revolving credit facility, net .......     4,400      3,500
      Proceeds from subordinated debt ....................       126        131
      Proceeds from related parties ......................        21          -
      Repayments to related parties ......................         -       (408)
      Repayment of long-term debt ........................    (2,908)    (2,966)
                                                             --------   --------
          Net cash provided by financing activities ......     1,639        257
                                                             --------   --------
                        Net increase in cash .............       186        418

Cash and cash equivalents, beginning of period ...........       368        104
                                                             --------   --------
Cash and cash equivalents, end of period .................   $   554    $   522
                                                             ========   ========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during period for:
       Interest ..........................................   $ 1,160    $ 1,555
       Income taxes ......................................     1,301      2,763
     Equipment acquired under capital lease obligations ..         -      1,539

                 See notes to consolidated financial statements.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by International Post Limited ("IPL" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, IPL believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended July 31, 1996.

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 also establishes the procedures for review of recoverability, and measurement of impairment if necessary, of long-lived assets and certain identifiable intangibles to be held and used by an entity. The Company adopted SFAS No. 121 during the first quarter of fiscal year 1997. Based on the provisions of SFAS No. 121, the Company determined that no impairment provision of the carrying cost of its long-lived assets was necessary.

     In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods.


NOTE 2 - ACCOUNTS RECEIVABLE

                                                       July 31,       April 30,
                                                         1996           1997
                                                     -----------     -----------
Accounts Receivable, trade .....................     $11,032,078     $11,958,812
Less:  Allowance for doubtful accounts .........         724,565         759,811
                                                     -----------     -----------
                                                     $10,307,513     $11,199,001
                                                     ===========     ===========

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 3 - FIXED ASSETS

     Fixed assets, at cost, including equipment under capitalized leases, summarized by major categories consist of the following:

                                                     July 31,         April 30,
                                                       1996             1997
                                                   -----------       -----------
Machinery and Equipment ....................       $34,727,448       $36,486,097
Leasehold Improvements .....................        12,147,475        12,553,775
Furniture and Fixtures .....................         1,918,573         2,000,050
Equipment under Capital Leases .............           365,340         1,904,149
                                                   -----------       -----------
                                                    49,158,836        52,944,071
Less: Accumulated Depreciation .............        19,625,422        24,962,517
                                                   -----------       -----------
                                                   $29,533,414       $27,981,554
                                                   ===========       ===========

NOTE 4 - LONG-TERM DEBT

                                                      July 31,        April 30,
                                                        1996            1997
                                                     -----------     -----------
Senior secured term loan .......................     $18,320,000     $15,560,000
Senior secured revolving credit loan ...........       5,000,000       8,500,000
Collateralized by fixed assets
     Notes payable to credit institutions
      bearing interest at 8.0%
      originally payable through 1996 ..........           4,815               -
     Capitalized lease obligations .............         328,665       1,666,449
                                                     -----------     -----------
                                                      23,653,480      25,726,449
     Less: Current Maturities ..................       3,856,292       4,008,401
                                                     -----------     -----------
                                                     $19,797,188     $21,718,048
                                                     ===========     ===========

SENIOR SECURED LONG-TERM DEBT - The Company's $22,000,000 senior secured term loan (the "Term Loan") and the Revolving Loan (as defined herein) with a syndicate of financial institutions (the "Bank Syndicate") are secured by 1) all assets of the Company and its existing and future directly and indirectly owned subsidiaries and 2) the capital stock of all such subsidiaries. The Term Loan and the Revolving Loan bore interest at the Bank of New York's Prime rate or LIBOR (London Interbank Offered Rate) plus 1.375% through July 31, 1996 and now float at such Prime rate plus .375% or LIBOR plus 1.75%, and contain various covenants limiting future debt, dividends and capital expenditures. In addition, the Company must maintain certain cash flow and leverage ratios. Outstandings on the Term Loan at April 30, 1997, currently bear interest at 7.5%.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


REVOLVING CREDIT FACILITY - The Company maintains a $10,000,000 senior secured revolving credit facility (the "Revolving Loan") with the Bank Syndicate. The Company had outstanding direct borrowings of $5,000,000 and $8,500,000 under the Revolving Loan at July 31, 1996 and April 30, 1997, respectively. The Company is being charged a commitment fee equal to 0.375% on the unused amount of the Revolving Loan. The Company also had outstanding under the Revolving Loan letters of credit totaling $1,196,482 at July 31, 1996 and April 30, 1997.

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


NOTE 5 - EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), which is effective for financial statements for periods ending after December 15, 1997, and requires retroactive restatement of all earnings per share data. SFAS 128 requires replacement of primary and fully diluted earnings per share with basic and diluted earnings per share. For the current and comparative prior nine and three-month periods, SFAS 128 would have had no impact on earnings per share.


NOTE 6 - OTHER

     On April 22, 1997 the Company and Video Services Corporation ("VSC"), a privately-held company located in Northvale, New Jersey, announced that their respective boards of directors approved the merger of the two companies. Montgomery Securities, the Company's financial advisor, has rendered an opinion to the Company's Board of Directors that the consideration to be paid by the Company pursuant to the merger is fair to the Company from a financial point of view. VSC, through its operating subsidiaries, is a leading provider of value-added video services to a diverse base of customers within the television network, cable and syndicated programming markets. These services include (i) the commercial integration and distribution of broadcast quality video content via a satellite and fiber optic transmission network routed through its digital/analog switching center, and (ii) the design, engineering and production of advanced digital and analog video systems for the television, cable, post-production and corporate markets as well as the rental of professional video equipment to sports, entertainment and other segments of the broadcast and cable television and professional markets. Under the terms of the merger approved by the respective Boards, the Company will issue approximately 7.0 million shares of its common stock ( an increase of approximately 250,000 shares above the number of shares contemplated in the companies' executed letter of intent) to VSC's shareholders, which will represent in excess of 50% of the outstanding common stock of the Company after the merger, in exchange for 100% of the common stock of VSC. The deal is contingent on, among other things, the execution of a definitive merger agreement, completion of due diligence and approval of the shareholders of each company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

                  THIRD QUARTERS ENDED APRIL 30, 1997 AND 1996

     Revenues increased by $1,476,000 or 12% to $14,142,000 in the third quarter of fiscal year 1997 compared to the third quarter of fiscal year 1996. The growth in revenues was primarily attributable to increases in revenues at The Post Edge, Inc. ("Post Edge"), and Manhattan Transfer/Edit Inc. ("Manhattan Transfer"), and the additional revenues associated with Cognitive Communications, LLC ("CCL"). These increases were partially offset by lower revenues at CABANA corp. ("CABANA") and Audio Plus Video International, Inc. ("Audio Plus Video"). The increase at Post Edge, approximately $855,000, is primarily due to additional network services at its South Beach Florida facility and its new Hollywood Florida facility operating for the complete third quarter of fiscal year 1997 versus its construction phase in the third quarter of fiscal year 1996. The increase at Manhattan Transfer, approximately $432,000, is primarily due to increased use of special effects utilizing 3D and computer-generated graphics. The remaining growth in revenues, approximately $562,000, was attributable to CCL, which commenced operations in January 1997. The decrease at CABANA, approximately $293,000, was mainly a result of the interruption of business associated with the consolidation of its operations into one facility and the construction of that facility during the third quarter. The decrease at Audio Plus Video, approximately $82,000, is primarily due to lower standards conversion services.

     Direct salaries and costs (consisting primarily of salaries and benefits paid to artists, technicians and engineers, outside labor, occupancy costs, direct costs including tape stock, equipment rental and commissions and client costs) increased as a percentage of revenues to 51.0% in the third quarter of fiscal year 1997 compared to 48.3% in the third quarter of the prior fiscal year. This increase was a result of higher direct salaries and costs as a percentage of revenues at CABANA, and Audio Plus Video and the start up of CCL. At CABANA actual direct salaries and costs decreased from the third quarter of fiscal year 1996, however, lower revenues caused costs to increase as a percentage of revenues. The increase at Audio Plus Video, approximately $48,000, was primarily due to additional salaries for technicians and also reflected the decrease revenues which caused costs to increase as a percentage of revenues. Although costs also increased at Post Edge the increase in revenues caused costs to decrease as a percentage of revenues.

     Selling, general and administrative expenses decreased as a percentage of revenues to 25.3% in the third quarter of fiscal year 1997 compared to 25.7% in the third quarter of the prior fiscal year. The ratio decrease was primarily attributable to the increased revenues of the Company; while the increase in costs was primarily attributable to increased occupancy costs.

     Depreciation expense was $1,828,000 and $1,739,000 in the third quarter of fiscal years 1997 and 1996, respectively. The increase was primarily the result of capital expenditures made in fiscal 1996 and the first nine months of fiscal 1997.

     Interest expense was $573,000 and $558,000 in the second quarter of fiscal years 1997 and 1996, respectively. The increase in interest expense was due to the increase in the Revolving Loan and the additional capitalized equipment lease obligation.

     The income tax rate applied against pre-tax income during the third quarter of fiscal 1997 was 56%; while the income tax rate applied against pre-tax income was 59% in the third quarter of fiscal year 1996. The prior year quarter's tax rate had been adjusted to compensate for the increase in amortization of intangibles, which are not deductible for income tax purposes, as a percentage of taxable income.

     The Company posted a net income of $285,000 in the third quarter of fiscal year 1997 compared to net income of $307,000 in the prior year's third quarter. This decrease is a result of the items discussed above.



                    NINE MONTHS ENDED APRIL 30, 1997 AND 1996

     Revenues increased by $3,727,000 or 10% to $40,882,000 in the first nine months of fiscal year 1997 compared to the first nine months of fiscal year 1996. The growth in revenues was primarily attributable to increases in revenue at Post Edge, Audio Plus Video and Manhattan Transfer and the commencement of CCL's operations. These increases were partially offset by lower revenues at CABANA. The increase at Post Edge, approximately $2,262,000, is primarily due to additional network services at its South Beach Florida facility and its new Hollywood Florida facility which operated for the entire first nine months of fiscal year 1997 versus its construction and implementation during the first nine months of fiscal year 1996. The combined increases at Audio Plus Video, Manhattan Transfer and the addition of CCL accounted for the remainder of the revenue growth. The decrease at CABANA, approximately $754,000, was mainly a result of the general slow down of the commercial market, and the interruption of business associated with the consolidation of its operations into one facility and the construction of that facility during the first nine months of fiscal year 1997.

     Direct salaries and costs (consisting primarily of salaries and benefits paid to artists, technicians and engineers, outside labor, occupancy costs, direct costs including tape stock, equipment rental and commissions and client costs) increased as a percentage of revenues to 51.3% in the first nine months of fiscal year 1997 compared to 46.9% in the first nine months of the prior fiscal year. This increase was a result of higher direct salaries and costs as a percentage of revenues at CABANA, Manhattan Transfer. At CABANA actual direct salaries and costs were comparable to the first nine months of fiscal year 1996, however, lower revenues caused costs to increase as a percentage of revenues. The increase at Manhattan Transfer, approximately $954,000, was largely related to (i) additional salaries of artists and technicians at Manhattan Transfer of approximately $467,000 and (ii) approximately $447,000 of start-up costs for outside labor and salaries for web site technologies which eventually were contributed to CCL. At Audio Plus Video costs increased in direct proportion to revenues. Although costs also increased at Post Edge the increase in revenues caused costs to decrease as a percentage of revenues.

     Selling, general and administrative expenses decreased as a percentage of revenues to 24.9% in the first nine months of fiscal year 1997 compared to 25.6% in the first nine months of the prior fiscal year. The decrease was primarily attributable to the increased revenues of the Company.

     Depreciation expense was $5,405,000 and $4,963,000 in the first nine months of fiscal years 1997 and 1996, respectively. The increase was primarily the result of capital expenditures made in fiscal 1996 and the first nine months of fiscal 1997.

     Interest expense was $1,688,000 and $1,745,000 in the first nine months of fiscal years 1997 and 1996, respectively. The decrease in interest expense was due to the decrease in the Term Loan since the third quarter of fiscal year 1996 coupled with lower interest rates during the first six months of fiscal year 1997. These decreases were partially offset by an increase in the Revolving Loan and the additional capitalized equipment lease obligation.

     The income tax rate applied against pre-tax income was 57% and 49% in the first nine months of fiscal years 1997 and 1996, respectively. The current period's tax rate was higher because of the increase in amortization of intangibles, which are not deductible for income tax purposes, as a percentage of taxable income.

     Net income decreased to $741,000 in the first nine months of fiscal year 1997 compared to $1,385,000 in the prior year's first half. This decrease is a result of the items discussed above.


Liquidity and Capital Resources:

                        NINE MONTHS ENDED APRIL 30, 1997

     The Company's strategy is to continue to expand the range of video-related services which it provides to existing clients and to increase its customer base through internal growth and acquisition. On April 22, 1997, the Company and Video Services Corporation ("VSC"), a privately-held company located in Northvale, New Jersey, announced that their respective boards of directors approved the merger of the two companies. Montgomery Securities, the Company's financial advisor, has rendered an opinion to the Company's Board of Directors that the consideration to be paid by the Company pursuant to the merger is fair to the Company from a financial point of view. VSC, through its operating subsidiaries, is a leading provider of value-added video services to a diverse base of customers within the television network, cable and syndicated programming markets. These services include (i) the commercial integration and distribution of broadcast quality video content via a satellite and fiber optic transmission network routed through its digital/analog switching center, and
(ii) the design, engineering and production of advanced digital and analog video systems for the television, cable, post-production and corporate markets as well as the rental of professional video equipment to sports, entertainment and other segments of the broadcast and cable television and professional markets. Under the terms of the merger approved by the respective Boards, the Company will issue approximately 7.0 million shares of its common stock ( an increase of approximately 250,000 shares above the number of shares contemplated in the companies' executed letter of intent) to VSC's shareholders, which will represent in excess of 50% of the outstanding common stock of the Company after the merger, in exchange for 100% of the common stock of VSC. The terms of the merger were negotiated and approved by a special committee of the Company's board of directors consisting of three independent directors. On January 22, 1997, Cognitive Communications, LLC, a Delaware limited liability company ("CCL") which is a majority-owned indirect subsidiary of the Company, purchased substantially all of the operating assets of Cognitive Communications, Inc., a corporation principally engaged in providing strategic consulting services in the area of communications and content strategy for, and research relating to the implementation of, and the design and production of, intranets, extranets and internets ("CCI"), for an aggregate purchase price of $600,000.

     During  1995,  the Company  entered into the Term Loan.  In  addition,  the
Company maintains a Revolving Loan for working capital with the same Bank Syndicate. Pricing is at the Bank of New York's Prime rate plus .375% or LIBOR plus 1.75%. Outstandings on the Term Loan ($15,560,000 at April 30, 1997) currently bear interest at 7.50%. The Term Loan and Revolving Loan are secured by all the assets of the Company and contain covenants limiting future debt, dividends and capital expenditures. In addition, the Company must maintain certain cash flow and leverage ratios.

     Capital expenditures were $4,008,000 in the first nine months of fiscal year 1997. The expenditures, were used to purchase new digital technology and software, upgrade/replace existing equipment, and complete the consolidation at Post Edge. In addition, Audio Plus Video and Manhattan Transfer purchased equipment and software to replace and make technological enhancements to existing equipment.

     The Company generated net cash from operations of $3,769,000 in the first nine months of fiscal year 1997. Net cash used in investing activities to purchase capital equipment was $2,469,000 and to make deposits on fixed assets was $1,274,000. Cash provided by financing activities was $257,000 consisting of an increase in the Revolving Loan less repayments of long-term debt, including amounts paid to related parties. These activities resulted in a net increase in cash of $418,000.

     The Company's capital structure remains strong. Total long-term debt (excluding current portion of long-term debt), including subordinated debt at April 30, 1997, was $26,945,000. The Company's stockholders' equity was $30,576,000 at April 30, 1997. Loans outstanding under the Company's Revolving Loan were $8,500,000 at April 30, 1997. The Company's capital budget for fiscal year 1997 is $5,269,000, a decrease from fiscal years 1996 and 1995. Capital projects of approximately $340,000, approved in fiscal year 1996, will be incurred in fiscal year 1997 bringing total capital outlays to approximately $5,609,000 in fiscal year 1997. Management believes that these expenditures can be financed either by internally generated funds or by the Revolving Loan.

     The above discussion contains forward-looking statements. There are certain important factors that could cause results to differ materially from those anticipated by the statements made above. These factors include, but are not limited to: general performance of the economy, specifically as it affects the advertising, entertainment and television and video industries; the international economic and political climate which could impact the sale of domestic programming overseas; significant changes in video technology in the post-production, video and communications industries; the loss of key personnel; and the loss of key customers.

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

          (a)   None.

          (b)   None.


                                  SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    INTERNATIONAL POST LIMITED
                                                     (Registrant)


DATED: June 13, 1997                                BY: /s/ MARTIN IRWIN
                                                        ------------------------
                                                         Martin Irwin
                                                         President and
                                                         Chief Executive Officer