Form 10-K405
period 1997-07-31
VIDEO SERVICES CORP
filed 1997-10-29
CIK 913888

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 1997
                                       OR
     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
                         Commission File Number 0-23388

                           VIDEO SERVICES CORPORATION
                     (formerly, International Post Limited)
                          (Exact name of registrant as
                            specified in its charter)

                          DELAWARE                         13-3735647
               (State or other jurisdiction of          (I.R.S. Employer
               incorporation or organization)          Identification No.)

                     240 Pegasus Avenue
                    Northvale, New Jersey                     07647
                    (Address of principal                  (Zip Code)
                     executive offices)

        Registrant's telephone number, including area code (201) 767-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.01 per share
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

        The aggregate market value of the registrant's common stock, par value $.01 per share, held by persons other than affiliates of the registrant, as of September 30, 1997, was approximately $13,443,829.


        The number of outstanding shares of the registrant's common stock, par value $.01 per share, as of September 30, 1997, was: 13,238,307.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I

    Certain statements contained in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. These statements are generally (but not necessarily) preceded or followed by, or include, such words as "believes," "expects," "anticipates" or similar expressions. Such statements reflect management's current views, are based on many assumptions, including, but not limited to, that no significant changes will occur in the operating environment of the Company, and are subject to risks, uncertainties and other factors which could cause these statements to differ materially from what actually occurs. The Company may execute new agreements, terminate existing agreements or enter into new financing arrangements that may affect the accuracy of these statements. Other important factors that could cause results to differ materially from current views include, but are not limited to, the general performance of the economy, specifically as it affects the advertising, entertainment and television and video industries; the international economic and political climate which could impact the sale of domestic programming overseas; significant changes in video technology in the post-production, video and communications industries; the loss of key personnel; and the loss of key customers. None of these events can be predicted with certainty and, accordingly, are not taken into consideration in the making of the forward-looking statements contained herein. Readers are cautioned to carefully consider such factors. There is no assurance that the assumptions used are necessarily the most likely to occur. The Company does not assume any obligation to update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting such statement.

ITEM 1. BUSINESS.

BACKGROUND

    International Post Limited, a Delaware corporation ("IPL"), was formed in October 1993 to own and operate, through its subsidiaries, the businesses previously conducted by Manhattan Transfer/Edit Company ("MTE Co.") and Audio Plus Video International, Inc. ("Audio Plus Video"). IPL acquired the business of MTE Co. immediately prior to, and in connection with, the consummation of its initial public offering in February 1994 pursuant to a transaction in which (i) the general partners of MTE Co. received additional shares of common stock, $.01 par value per share (the "Common Stock"), of IPL in exchange for their partnership interests in MTE Co. and (ii) the assets and liabilities of MTE Co. were contributed to Manhattan Transfer/Edit, Inc., a newly-formed subsidiary of IPL ("Manhattan Transfer"). IPL used a portion of the proceeds from the offering to acquire, simultaneously with the consummation of the offering, all of the outstanding capital stock of Audio Plus Video from subsidiaries of Video Services Corporation, a privately-held New Jersey corporation ("Video").

        Video was incorporated in 1979 to service select segments of the video industry which its founders, Louis H. Siracusano, Arnold P. Ferolito and Martin Irwin, had identified as being under-serviced. Originally, Video focused its efforts on building advanced video systems and providing professional video equipment to particular segments of the television and professional video services industries. Over the years, Video identified additional market segments which it believed presented opportunities for significant revenue growth and its lines of business gradually expanded to include post-production and standards conversion, as well as satellite and fiber optic transmission services. In 1992, Video divested itself of its post-production business, which divestiture resulted in the formation of IPL in 1993. In February 1994, Video sold its standards conversion business to IPL in connection with IPL's initial public offering and used the sale proceeds to repay indebtedness and to expand certain business segments, particularly satellite and fiber optic transmission services. After such sale, Video owned approximately 3% of IPL's outstanding Common Stock.

    In May 1995, IPL acquired (the "PE Acquisition") all of the outstanding shares of common stock of The Post Edge, Inc., a Florida corporation ("Post Edge"). In connection with such acquisition, the Company also acquired (i) all of the outstanding shares of common stock of Interactive Edge, Inc., a Florida corporation, and (ii) approximately 67% of the outstanding shares of common stock of Edge Communications, Inc., a Florida corporation, from certain of the shareholders of Post Edge.

    In addition, in May 1995, IPL acquired (the "BP/ET Acquisition") all of the outstanding shares of common stock of Even Time Ltd., a New York corporation ("ET"), and 85% of the outstanding shares of common stock of The Big Picture Editorial, Inc., a New York corporation ("BP"). In July 1995, IPL acquired the remaining 15% of the outstanding shares of common stock of BP pursuant to its rights under a certain Put/Call Agreement entered into in connection with the BP/ET Acquisition.

    On January 22, 1997, Cognitive Communications, LLC, a Delaware limited liability company ("CCL") and a majority-owned subsidiary of IPL, purchased substantially all of the operating assets of Cognitive Communications, Inc. ("CCI"), a corporation principally engaged in providing strategic consulting services in the area of communications and content strategy for, and research relating to the implementation of, and the design and production of, intranets and internets, for an aggregate purchase price of $600,000. IPL (and now the Company) owns 97.4% of CCL and the remaining interests are owned by two former stockholders of CCI. The two former stockholders of CCI and a former employee of Manhattan Transfer, each now a current employee of CCL, have options to purchase, in the aggregate, an additional 23% membership interest in CCL in the event of IPL's transfer of its membership interest in CCL. Such persons also hold options to purchase additional membership interests in CCL which are exercisable if CCL meets certain financial targets.

    On August 27, 1997, Video merged with and into IPL, with IPL being the surviving corporation, and the separate corporate existence of Video ceased (the "Merger"). The Merger was accounted for as a reverse acquisition whereby the pre-Merger financial statements of Video became the historical financial statements of the Company after the Merger. At the effective time of the Merger, IPL's name was changed to Video Services Corporation and The Nasdaq National Market symbol for the Common Stock was changed to "VSCX." An aggregate of 7,223,445 shares of Common Stock, representing approximately 54.6% of the outstanding shares of Common Stock immediately after the Merger, were issued to Video's stockholders in the Merger (such amount included 212,096 shares of Common Stock which were issued to replace an equal number of shares of Common Stock owned by Video which were canceled upon the Merger). At the effective time of the Merger, Mr. Siracusano, Video's Chairman, President and Chief Executive Officer became the Company's President and Chief Executive Officer.

    The following describes the business of the Company after consummation of the Merger. Unless the context indicates otherwise, all references herein to the "Company" refer to IPL and its subsidiaries and Video and its subsidiaries as combined as a result of the Merger.

OVERVIEW

    The Company is a leading provider of value-added video services to a diverse base of customers within the television network, cable and syndicated programming markets. These services include (i) the commercial integration and distribution of broadcast quality video content via a satellite and fiber optic transmission network routed through its digital/analog switching center and (ii) the design, engineering and production of advanced digital and analog video systems for the television, cable, post-production and corporate markets as well as the rental of professional video equipment to the sports, entertainment and other segments of the broadcast and cable television and professional markets. The Company is a leading single source provider of satellite and fiber optic video transmission services in the New York metropolitan area and one of the largest independent (i.e., not affiliated with, or related to, an equipment manufacturer) providers of technical services and equipment to its target markets. The Company believes that it will continue to experience increasing demand for its engineering services as a result of the anticipated conversion of existing television and cable facilities due to emerging compression technologies and an increasing demand for programming content worldwide.

    In addition the Company is a leading international provider of technical and creative services to owners, producers and distributors of television programming, television advertising and other programming content. The Company provides (i) producers of original programming with technical and creative services necessary to transform original film or video to final product for airing on network, syndicated, cable or foreign television; (ii) users of special video effects with services required to digitally create or manipulate images in high resolution formats for integration into television commercials and programming; (iii) international programmers with studio facilities and multi-standard post-production services necessary to assemble programming; and
(iv) international programmers and owners of television and film libraries with standards conversion, network playback, and duplication and audio services, all in multiple standards and formats. The Company's services also include the design and production of intranets and internet sites, as well as consulting and support services related to those technologies. The Company believes that its principal strengths in these areas include the depth and breadth of its client relationships, the depth and continuity of its creative talent, and its technologically advanced equipment and facilities.

    Demand for the Company's post-production services and facilities is principally derived from the production of new television commercials and the distribution of previously released motion pictures and television programming through international syndicators and programmers. Historically, the Company's post-production clients have outsourced their post-production services requirements, and the Company expects that such clients will continue to outsource many of the services required for production, post-production and distribution of film and television programming. The Company believes that demand will also be created by the continuing trend toward globalization in the entertainment and media industries. The worldwide market penetration of distribution channels such as home video and digital satellite broadcast is also anticipated to contribute to a growing demand for original and reissued programming.

BUSINESS STRATEGY

    The Company intends to continue Video's business strategy of capitalizing on opportunities created by changes in technology and markets, as well as to become the leading supplier of services to the market segments in which it currently competes. Video developed good customer relationships with all of the major television networks and many of the established and developing cable networks by maintaining high levels of technical capabilities and customer service. For example, AT&T's SKYNET Satellite Services acknowledged Video's satellite uplink performance in 1996 by presenting Video with the prestigious SKYNET Uplinker Award, which is awarded to companies that have accessed AT&T satellites without any interferences, incidents or procedure violations over a period of one year. The Company believes that it will be able to continue to grow the businesses previously operated by Video by selling additional services to existing customers and by acquiring new customers as a result of its technological capabilities, strong reputation and aggressive sales force.

    The Company is also focused on capitalizing on opportunities created by emerging industry trends such as the emergence of digital television and its more advanced variant, high-definition television; the proliferation of alternative transmission/distribution methods such as direct-to-home satellite services, multipoint microwave systems and the internet; and the conversion of existing television facilities from analog to digital and from videotape-based to digital server-based technologies. The Company believes that the continued proliferation of new distribution technologies, as well as the industry wide conversion of equipment and systems from analog to digital, will create an increasing demand for technical expertise and resources which can be outsourced by the end-user. The Company believes that the aggressive timetable associated with such conversion, which has resulted both from recent mandates by the Federal Communications Commission (the "FCC") for digital television and high-definition television as well as competitive forces in the marketplace, is likely to accelerate the rate of increase in the demand for these services. As a result, the Company believes that significant opportunities exist for it to provide services for the upgrading and conversion of the industry's technical infrastructure.

    Prior to the Merger, Video had implemented several strategies for capitalizing on these growth opportunities, including the expansion of its engineering staff to meet market demand, the introduction of additional services, such as repair and maintenance contracts, and, most important, the negotiation and implementation of strategic partnerships to position itself as a leader in the conversion to digital television and high-definition television. In April 1997, Video executed a memorandum of understanding with one of the nation's largest manufacturers of television transmitters, Comark Communications, Inc. ("Comark"), relating to the proposed formation of a strategic alliance to create a turnkey system for the broadcasting industry's conversion to digital television and high definition television. In June 1997, A.F. Associates, Inc., one of Video's subsidiaries, signed a contract with Comark Digital Systems pursuant to which it is engineering and building new digital master control and studio facilities for two analog television stations owned by Sinclair Communications, Inc. in Birmingham, Alabama and Milwaukee, Wisconsin. The Company believes that this alliance will provide technological leadership for broadcasters in the conversion process.

    In addition, the Company intends to continue IPL's strategy of seeking to become the leading full-service post-production house for the United States and international markets and to continue to seek new ways to enhance its ability to provide one-stop post-production services while maintaining the high quality of such services. Through a series of strategic acquisitions, IPL grew from a single post-production house in New York City into an all inclusive operation comprised of four divisions with facilities in three states. The Company plans for further growth and the expansion of its range of post-production and other services through strategic acquisitions and internal growth. Historically, IPL invested significant sums in its infrastructure to ensure that each of its divisions remained at the technological forefront of the post-production industry.

    The Company's success will depend in part upon whether the integration of IPL's and Video's businesses is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. There can be no assurance that such integration will be accomplished smoothly or successfully. The integration of certain operations following the Merger will require the dedication of management resources which may temporarily distract attention from the day-to-day business of the combined company. The inability of management to integrate the operations of IPL and Video successfully could have a material adverse effect on the Company.

PRINCIPAL SERVICES

    Satellite and Fiber Optic Transmission Services

    Through two of its operating subsidiaries, Atlantic Satellite Communications, Inc. ("Atlantic Satellite") and Waterfront Communications Corporation ("Waterfront"), the Company provides integrated satellite and fiber optic video and data transmission services to a wide range of customers with whom it had enjoyed long-term relationships, including the major television broadcast networks and certain cable television networks, independent national and international television stations and producers of syndicated television shows. Satellite and fiber optic transmission services are used by these customers independently and in combination to integrate editing and transmission of video content as quickly as possible. The Company's use of fiber optic and satellite technologies enables it to provide its customers with rapid and reliable transmission of broadcast quality video content with a high level of flexibility. The Company believes that, in the New York metropolitan area, Atlantic Satellite is a leading single source provider of satellite and related transmission services and that Waterfront is the leading provider of "first mile" and "last mile" fiber optic video and data transmission services. "First mile" transmission services are services whereby content is transmitted from an origination point, via local transmission means, to a long distance video network carrier (such as VYVX or AT&T) or satellite earth station (such as Atlantic Satellite) and "last mile" transmission services are services whereby content is received into, via local transmission means, the final destination point for the content (such as a television network, local broadcaster or cable channel). Atlantic Satellite's teleport facilities provide customers with access to the full complement of satellite and fiber optic transmission services provided by Atlantic Satellite and Waterfront.

    Atlantic Satellite's teleport facility is located on contiguous properties in Northvale, New Jersey and Tappan, New York. This facility contains broadcast quality satellite dishes, which transmit and receive domestic feeds in both C-Band and KU Band frequencies, and provides international transmission to both PanAmSat and Orion satellites. At this facility, Atlantic Satellite provides primary up-link and down-link services, as well as ancillary services such as tape playback and recording, tape duplication, syndication services (including spot insertion and editing), and digitally compressed satellite transmission expertise. Atlantic Satellite provides over 3,000 hours per year of playback and uplink services for pre-taped, syndicated television programs produced by Universal Pictures, Warner Brothers, Hearst and 20th Century Fox. It also downlinks and records numerous live sporting events for clients such as the National Hockey League (NHL) and provides satellite transmission services for clients such as Fox Sports, NHK, NFL Films and Phoenix Communications Group Inc. ("Phoenix"), which is the communications/production provider for Major League Baseball.

    Waterfront's services are provided through a video switching facility located in New York City which is connected to all major news organizations and all New York area teleports including Atlantic Satellite's. Waterfront's extensive network of both analog and digital video fiber optic connections and multiple paths to Atlantic Satellite enable domestic and international broadcasters to take advantage of the Company's single source transmission services at competitive rates. The Company believes that Waterfront's fully-manned facility provides it with a competitive advantage over its major competitor, "The Switch" (operated by Keystone), which does not provide the same level of service. Waterfront's fiber optic connections are located in local venues such as the New York Stock Exchange and the United Nations in New York City, as well as

Giants Stadium, the Continental Airlines Arena and the Meadowlands Racetrack in New Jersey. These fiber optic connections enable Waterfront's customers to transmit video content directly from those venues to their studios or, alteratively, to Atlantic Satellite for national and international distribution. In addition to local fiber optic transmission and connections to Atlantic Satellite's transmission facility, Waterfront provides its customers with access to several long-distance fiber optic carriers through its remote facility located in downtown Manhattan. Waterfront also provides transportable services, including point-to-point microwave transmission, transportable up-link and down-link transmission, and broadcast quality teleconference services, as well as access to other teleport facilities. The Company believes that Waterfront's switching facility is the largest such facility in the New York metropolitan area and that Waterfront's connections to major events and sports venues within the New York metropolitan area provide clients with extensive and essential coverage.

    The Company believes that its ability to combine "first mile" and "last mile" fiber optic transmission and satellite transmission services provides it with a competitive advantage over providers of satellite-only transmission services. These integrated capabilities offer broadcasters, cable television networks and others the ability to edit news, sports and other video content in their Manhattan studios (which are linked to Waterfront) and, after alteration, to transmit that content anywhere in the world almost instantaneously through the Waterfront/Atlantic Satellite fiber optic link. The Company believes that the combined services provided by Atlantic Satellite and Waterfront have achieved a reputation for quality and reliability in the industry, which has resulted in contracts with Fox News, Fox Sports, Court TV, PanAmSat, CNBC, MS/NBC, the NHL and Worldwide Television Network.

    However, the success of Atlantic Satellite's business depends in part upon the price and availability of satellite transponders. A shortage of transponders can be caused by several factors, including the malfunctioning or expiration of the useful lives of existing satellites or the unsuccessful launch of additional or replacement satellites, all of which are beyond the control of Atlantic Satellite or its customers. A shortage of satellite transponders would be likely to increase the price of available transponders which would have an adverse impact upon Atlantic Satellite's, and thus the Company's, ability to operate profitably.

    Production of Video Systems and Equipment Rental

    Through A.F. Associates, Inc. ("AFA"), the Company designs, builds, installs and services advanced video systems for the broadcast and cable television industries, and for professional and corporate markets. AFA's services include project management; design and engineering; consultation with architects and building contractors; drafting and technical documentation; equipment and materials specification and procurement; pre-wiring and assembly; site installation; system testing and commissioning; and training. The Company believes that AFA is one of the leading independent providers of such services.

    Systems are designed by AFA's in-house engineers utilizing computerized design programs and are assembled in AFA's facility in Northvale, New Jersey. Assembly includes custom fabrication of all audio, video and control interconnect wiring, mounting of equipment into rack enclosures and custom operating consoles, pre-wiring of all interconnecting cabling and subsystem testing. The entire system is then shipped to the customer's location, where it is installed and tested by AFA's technicians and engineers. The end product is a professionally designed and built system, utilizing advanced design and construction concepts and incorporating state-of-the-art broadcast equipment. Through the use of AFA's systems integration services, the client need only set overall system and operational requirements. AFA engineers and constructs the entire system and manages all aspects of technical construction.

    AFA's clients include the four (4) major networks, numerous cable channel networks (e.g, Cable News Network, Inc., CNBC, Fox News Channel, Lifetime Television, USA Networks, Inc. and Home and Garden Cable Network), satellite broadcasters (e.g, Direct TV, AlphaStar Television Networks and SKY Latin America), corporate television networks (e.g, Merrill Lynch & Co., Inc., International Business Machines Corp. and Toys R Us), and numerous production and post-production facilities. Over 50% of AFA's business is repeat business from clients who seek AFA's technical and engineering expertise. The Company believes that increases in cable, direct satellite and independent broadcasting made possible by emerging compression technologies, as well as the migration of broadcasting standards from analog to digital, will provide significant opportunities for AFA to expand its customer base.

    Projects recently completed by AFA include: the entire production and on-air facilities for the start-up of the Fox Cable News channel; ABC-TV's first digital studio control room; newsroom technical facilities for WNBC-TV in New York; technical facilities for the Museum of Television and Radio in Beverly Hills, CA; direct-to-house satellite broadcast centers for News Corp.'s SKY Latin America service in Rio de Janeiro, Mexico City and Miami; a 147 channel satellite broadcast facility for AlphaStar Digital Television; and a new 50 foot mobile broadcast unit for ABC Sports' Monday Night Football. Current projects include a television studio complex for Martha Stewart Living TV; an operations center for SKY Latin America; and the conversion of two existing television facilities from analog to digital pursuant to a subcontract with Comark.

    Alpha Star and InTouch Ministries contributed 20% and 10% of Video's consolidated gross revenues, respectively, in Video's fiscal year ended June 30, 1996. Revenues from such customers were derived from one-time contracts for services provided by AFA and do not necessarily represent a recurring source of revenues.

    Through Video Rentals, Inc. ("VRI"), the Company supplies broadcast and industrial video equipment for rental to the broadcast and professional video industries and provides support and maintenance services for such equipment. VRI rents cameras, super slo-mo systems, interformat portable editing systems, character generators, graphic equipment and specialized equipment for sports production. Equipment rentals may range from a period of one (l) day to as long as six (6) months to a year. Specialized equipment packages, such as editing systems, are also rented for longer periods by certain customers, including MTV, Phoenix and others. VRI's purchases of equipment to be held for rental are made both on the basis of anticipated rental demand and in response to specific customer orders and commitments from such customers for minimum rental terms (in the case of more specialized equipment).

    VRI specializes in network sports production. As the exclusive field shop for Fox Sports, VRI is responsible for storing, shipping and maintaining equipment owned by the network and used for its football, hockey and baseball broadcasts. VRI also serves as a rental agent for the rental of this equipment to third parties. Major customers of VRI include ABC, CBS, NBC, Fox and MTV, as well as major mobile truck operators.

    The Company believes that VRI is one of the largest independent video equipment rental suppliers on the East Coast and that it provides complementary outsourcing solutions for clients of its other subsidiaries. For example, VRI provides editing systems for NHL Productions, which are used in conjunction with Atlantic Satellite's provision of satellite transmission services.

    Communications Consulting and Production Services

    Through CCL, the Company also provides communications consulting and production services for the planning, design, development and implementation of intranets and internet sites. Intranets are office network information systems that use internet technology to enhance communications. These services are provided by experienced communications consultants with expertise in corporate communications, strategic planning, research, organizational development, human resources and emerging communications technologies. Management believes that the favorable cost/benefit features of intranets will result in increased demand for Cognitive's services. Cognitive has worked on projects for several Fortune 500 companies, including Apple Computer, Inc., The McGraw-Hill Companies, Inc., Corning Incorporated, BellSouth Corporation and Xerox Corp., as well as other smaller public and private companies.

    Video Post-Production Services

    The Company provides the following video post-production services to the television advertising industry and to program originators, including corporations and educational institutions:

        Creative Editorial Services (Design): The creative editing process, or the first stage of post production, for a television commercial generally involves the selection of the best footage from several thousand feet of film and the combination of that footage through editing along with special video effects to create a cohesive message with audience appeal. The creative editor typically is involved with all facets of the post-production process and usually selects the post-production facilities in which the remaining and final stages of the television commercial's post-production takes place.

        Film-to-Videotape Transfer: The Company has film to videotape transfer suites for the transferring of images and sound from film to videotape. This process can be used for either positive or negative, 16 or 35 millimeter film and for both composite and multi-track systems. The Company's skilled colorists operate state-of-the-art electronic equipment which provides color correction and expansion or repositioning of film images. In addition, the Company can correct and enhance the color of projects originated on videotape. The videotape element masters resulting from the transfer process can be edited to create the final product which can then be duplicated for a variety of markets including television advertising, corporate video cassettes, home video cassettes, pay cable television, television program syndication, airline in-flight entertainment, foreign distribution and ancillary application. Transfers are made in both the PAL (Europe and South America) and NTSC (North America and Japan) standards.

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

        Videotape Duplication: The Company offers videotape duplication in all professional broadcast formats, including D1, D2, BetaCam SP, 1" and 3/4", to meet the needs of the commercial advertising, corporate video, motion picture, television production and syndicated television program distribution industries. The Company also creates duplication masters with closed captioning for the hearing impaired.

    The Company provides the following post-production services to international television program originators and distributors:

        Standards Conversion: Throughout the world, video signals are recorded in four principal standards: NTSC--used in several countries, including the U.S., Canada, Mexico and Japan; PAL--used in numerous countries, including England, Italy, Australia and China; PAL-Modified--used exclusively in Brazil; and SECAM--used in France, Russia and the Middle East. A program recorded in one-standard cannot be broadcast or played back through equipment employing another standard unless the program is first "converted" to the other standard. If, for example, RTL, a German television broadcaster, wants to air "Sesame Street" (a program produced in the U.S. and, therefore, in the NTSC standard), the video signal must first be converted to PAL to make it compatible with the German standard. The Company provides conversion services to and from all of the standards currently available.

        International Duplication: Duplication services are required to accommodate multiple broadcast locations receiving the same product in the same standard, but utilizing a variety of videotape formats. Using the same analogy as above, the German broadcaster received a PAL tape for his 1 " equipment, but a Scandinavian broadcaster needs to receive a PAL tape of that same "Sesame Street" episode for his D2 equipment. Accordingly, the Company would "duplicate" the tape to the different format in the same standard.

        Specialized Video Services: The Company is meeting an increasing demand for specialized services using state-of-the art, multistandard film-to-tape, editing and audio suites. Audio capabilities include restoration, layback, ADR (automatic dialogue replacement), audio-for-video editing, and the recreation, or enhancement of music and sound effects tracks. Additional services include scene-by-scene color correction of film or tape, video restoration and I3 (International Image Interpretation), an innovative standards conversion technology which achieves extremely high quality for film-originated material.

        Additional Services: In addition, in the Company's South Florida facilities, the Company provides studio facilities and technical personnel for MTV Latino and network playback operations for the Locomotion Channel.

    The Company's major post-production clients include advertising agencies, film editors, video production companies and international distributors of television programming. Among the advertising agencies to which the Company provides services are BBDO New York, Saatchi & Saatchi, Grey Advertising, Uniworld Group, N.W. Ayer, Ogilvy & Mather, J. Walter Thompson, Jordan McGrath Case, McCann Erickson and Young and Rubicam. International television program distributors to which the Company provides post-production services include the major television networks (CBS, NBC and ABC), networks such as MTV Latino and the Locomotion Channel and syndicators such as Sony Pictures, Turner Entertainment and Worldvision. The Company also provides post-production and other services to a variety of program originators including the NBA, Children's Television Workshop and Discovery Channel. No customer accounted for more than 10% of the total revenues of IPL during fiscal year 1997.

    The Company's post-production business is dependent on the success of the television programming and advertising industries, which success in turn is highly dependent upon a number of factors, including the quality of content produced, the availability of alternative forms of entertainment and leisure activities, general economic conditions and international demand for content originated in the United States. The Company's business also is subject to downturns in the television, programming and advertising industries. Although the Company generally does not have long-term or exclusive agreements with its post-production clients; the Company had long-term relationships with many of such clients. Because post-production clients generally do not make arrangements with the Company until shortly before its services are required, the Company usually does not have any significant backlog of service orders.

SALES AND MARKETING

    Historically, Video marketed its services through its management's efforts to exploit its industry contacts and attendance at industry trade shows, as well as advertisements in trade journals and referrals from existing customers and suppliers. Atlantic Satellite and Waterfront jointly market their services through the efforts of management and a full-time sales force which emphasizes quality and the range of their offered services. In addition, AFA maintains a full-time sales force which emphasizes to potential customers the extensive experience of its professional engineers, AFA's leadership role in systems technology and its comprehensive project management services. VRI focuses on its market leadership position, round-the-clock customer service, diversity and reliability of its inventory and its competitive pricing structure, as well as the value-added services it provides to its larger customers, such as logistics and inventory management.


    A full-time sales force, together with editors, graphic artists and senior management, actively market the Company's post-production services through industry contacts and through advertising in the major industry trade magazines such as Shoot, Ad Week and Post. The focus of this advertising is to promote the Company's image for quality services, its technical capabilities and its state-of-the art facilities.

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

SUPPLY OF SERVICES AND EQUIPMENT

    In most situations where Atlantic Satellite is providing satellite up-link services, the customer has secured the transponder time and instructs Atlantic Satellite as to which satellite and transponder to transmit the signal. In those situations where Atlantic Satellite is providing transponder time as part of a service package to a customer, Atlantic Satellite obtains transponder time from third-party re-sellers of transponder time. Satellite owners do not sell occasional transponder time directly to end-users or service providers. Rather, they sell or lease transponders on a full-time basis for a minimum of one (1) year. Waterfront may either order fiber optic lines from third party providers to be installed between Waterfront's facility and the customer or the customer may order these lines directly from a third party provider, with Waterfront providing only the connection with its switch. AFA and VRI obtain their equipment from a variety of sources, including the major equipment manufacturers such as Sony Corporation of America, BTS Broadcast Television Systems and Tektronix. AFA orders equipment used in the production of its video systems based upon customer purchase orders after receipt of deposits. Larger systems are funded through periodic customer payments which relate closely to the capital needs of the project. Although Video did not experience any significant difficulty in obtaining equipment, there can be no assurance that shortages will not arise in the future. The loss of any one or more manufacturing sources would have an adverse effect on the Company until alternative arrangements could be secured. The Company believes that there are alternative adequate sources of components of sufficient quality and quantity.

COMPETITION

    The competitive video services industry is both specialized and fragmented. Major competitors for Atlantic Satellite's transmission services include Micronet (a subsidiary of Lenfest Communications, Inc.), Group W (a subsidiary of Westinghouse Electric Corporation), Keystone (a subsidiary of French Telecom) and Gateway (a subsidiary of VYVX, Inc.). Some of these competitors have significantly greater resources than the Company. Atlantic Satellite competes primarily based upon customer service and its large and valued subscriber base, which permits a high degree of inter-subscriber connections. Although the Company believes that Waterfront's video switching facility is the largest in the New York metropolitan area, "The Switch" (operated by Keystone) has "first mile" and "last mile" capabilities and competes with Waterfront. AT&T also competes in the switching business to some extent. However, the Company believes that its fully-manned facility provides it with an advantage over its competitors which do not provide the same level of service. AFA's primary competitors are Sony Corporation, Communications Engineering Inc. and National TeleConsultants, as well as small, regionally based integrators and dealers. Competition is based upon technical expertise, experience and price. VRI's major competitors are Bexel Corporation, which has locations in several metropolitan areas, as well as smaller companies which do not offer the variety of services provided by VRI. Competition is based upon price, diversity and availability of inventory and customer service. The Company believes that the ability of its operating subsidiaries to cross-market to existing customers using other services offered by the Company's other subsidiaries provides the Company with a competitive advantage over many competitors who lack the full complement of services provided by the Company.

    Certain post-production services businesses (both independent companies and divisions of diversified companies) provide most of the same services provided the Company, while others specialize in one or several of these services. Certain film production companies also provide post-production services. Many of the Company's competitors for post-production services are located in New York City, one of the principal domestic markets for such services. Certain of these, as well as other competitors of the Company, have greater financial resources than the Company.

    With regard to its post-production services, the Company competes on the basis of customer satisfaction with the range, quality and pricing of its offered services. The Company also competes in this area on the basis of its ability to attract and retain qualified, highly skilled personnel. The Company believes that prices for its post-production services are competitive within its industry, although some competitors may offer certain of their services at lower rates than the Company. The post-production services industry has been and is likely to continue to be subject to technological change to which the Company must respond in order to remain competitive. The Company has no long-term or exclusive agreements with customers for which it provides post-production services (other than with MTV Latin America, Inc. with respect to providing services to MTV Latino); however, the Company has had long-term relationships with many of such customers.

    Major competitors of the Company in providing standards conversion services include Devlin Video Services, Magno Sound & Video, Intercontinental Televideo and International Image based in Toronto, Canada. Major competitors of the Company in providing creative editorial services include Crew Cuts Film & Tape, Red Car, Progressive Image Group and Dennis Hayes & Associates. Major competitors of the Company in providing film-to-videotape transfer, electronic video editing and computer-generated graphic services include Post Perfect (a subsidiary of The New York Media Group), The Tape House Editorial Co., PrinczCo Productions, Nice Shoes, L.L.C., Click 3X and Broadcast Video, Inc.

GOVERNMENT REGULATION

    The Communications Act of 1934, as amended by the Telecommunications Act of 1996, prohibits the operation of satellite earth station facilities such as those operated by Atlantic Satellite, except under licenses issued by the FCC. Atlantic Satellite holds the following five satellite earth station FCC licenses:


            Call Sign                         License Expiration Date
            ---------                         -----------------------

            E960405                           September 6, 2006

            E910152                           March 22, 2001

            E881160                           February 17, 1999

            E4626                             September 10, 2002

            E970418                           October 10, 2007

    No FCC authorization is required for reception of transmission from domestic satellites to points within the United States. When applicable, the Company will continue to rely on third party FCC licenses or authorizations when it transmits certain domestic satellite traffic through earth stations operated by such third parties.

    The FCC establishes technical standards for satellite transmission equipment which change from time to time, and it also requires coordination of earth stations with land-based microwave systems at certain frequencies to assure noninterference. Transmission equipment must also be installed and operated in a manner that avoids exposing humans to harmful levels of radio-frequency radiation. The placement of earth stations or other antennae is typically subject to regulation under local zoning ordinances. The Company believes that Atlantic Satellite's equipment meets and is operated in material compliance with all applicable laws, regulations and industry standards.

    Waterfront holds two point-to-point microwave licenses from the FCC for the transmission of signals from a single point to temporary fixed locations within 25 miles of the license coordinates. There are two microwave licenses:


            Call Sign                         License Expiration Date
            ---------                         -----------------------
            WNEI382                           June 23, 1999
            WMQ-537                           February 1, 2001

    While the FCC generally renews satellite earth station and point-to-point microwave licenses on a routine basis, there can be no assurance that Atlantic Satellite's and Waterfront's licenses will be renewed at their expiration dates. Failure to obtain renewal of such licenses would have a material adverse effect on the Company.

EMPLOYEES

    The Company and its subsidiaries have approximately 535 full-time employees. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

    The Company's post-Merger success depends in large part on the continued service of its executive officers, key creative artists and skilled technicians, and other key personnel. The Company has employment agreements containing non-compete provisions with all of its current key executive officers, including Messrs. Siracusano and Buck. However, the Company does not have any long-term employment agreements and/or any covenants not to compete with most of its key artists and technicians. A significant percentage of the Company's revenues can be attributed to services requiring highly compensated creative technicians. Competition for highly qualified employees is intense and the process of acquiring key technical, creative and management personnel with the requisite combination of skills and attributes is often lengthy. There can be no assurance that the Company will continue to attract, motivate and retain key personnel. Failure by the Company to attract and retain qualified key personnel could have a material adverse effect on the Company.

ITEM 2.  PROPERTIES.

    The Company's corporate headquarters (which are owned by the Company) are located at 240 Pegasus Avenue, Northvale, New Jersey ("240 Pegasus") where Atlantic Satellite also occupies an aggregate of approximately 15,000 square feet plus outdoor antenna pads. The Company owns another facility at 183 Oak Tree Road in Tappan, New York ("183 Oak Tree"), which is adjacent to the 240 Pegasus property in which Atlantic Satellite and VRI also occupy approximately 13,000 and 7,000 square feet, respectively. Atlantic Satellite has leased 10,000 square feet at 183 Oak Tree Road to the NHL. Atlantic Satellite's teleport facility is located at 240 Pegasus and 183 Oak Tree. In addition, the Company subleases approximately 50,000 square feet at 235 Pegasus Avenue, Northvale, New Jersey from an entity owned by Messrs. Siracusano and Ferolito, which in turn leases such property from an unaffiliated third party. The terms of the lease and the sublease are substantially identical. Approximately 38,000 square feet of such facility is used by Audio Plus Video for production purposes and approximately 12,000 square feet is used for general and warehouse purposes. In addition, the Company also owns approximately 8 acres of vacant land in Northvale, New Jersey.

    Waterfront leases approximately 7,200 square feet in midtown Manhattan which houses Waterfront's Technical Operation Center and executive offices and approximately 2,600 square feet in downtown Manhattan which is used for Waterfront's remote switching hub. AFA leases from an entity owned by Messrs. Siracusano and Ferolito approximately 30,000 square feet at another facility located in Northvale, New Jersey, which facility serves as its executive offices and its engineering and fabrication facility.

    The Company leases six principal production facilities, three located in New York City, and three located in South Florida. The Company's three New York City production facilities consist of approximately 68,000 square feet. The Company consolidated two 8,000 square foot facilities in New York City to one 18,000 square foot facility in the second quarter of fiscal year 1997. The three South Florida production facilities consist of approximately 42,000 square feet.

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

ITEM 3.  LEGAL PROCEEDINGS.

    The Company and its subsidiaries are involved in various claims and legal proceedings of a nature considered normal to its business. While it is not possible to predict or determine the outcome of these claims and proceedings, it is the opinion of management that their outcomes will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the stockholders of IPL during the fourth quarter of fiscal year 1996. However, on August 26, 1997, a special meeting of the stockholders of IPL was held to (i) consider and vote upon a proposal to approve the Agreement and Plan of Merger, dated as of June 27, 1997, among IPL, Video and all of Video's stockholders (the "Merger Agreement") and
(ii) consider and vote upon a proposal to approve and adopt IPL's 1997 Long Term Incentive Plan (the "1997 Plan"). Each of the Merger Agreement and 1997 Plan were approved by the stockholders at such meeting with, in respect of the Merger Agreement, 5,454,199 votes cast for, 3,900 votes cast against and no votes withheld and, in respect of the 1997 Plan, 5,349,586 votes cast for, 106,413 votes cast against and 2,100 votes withheld representing abstentions and broker non-votes.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Prior to the Merger, the Common Stock was included on The Nasdaq National Market under the symbol "POST". The Common Stock began trading on February 8, 1994 at the effective time of the Company's initial public offering. Prior to such time, there was no public market for the Common Stock. Following the Merger, the Common Stock trades on The Nasdaq National Market under the symbol "VSCX."

    As of September 30, 1997, there were approximately 53 holders of record of the Common Stock.

    The following table sets forth the high and low bid prices of the Common Stock on The Nasdaq National Market for each full quarterly period within the two most recent fiscal years.



     Fiscal Year 1996                  High                        Low
     ----------------                  ----                        ---

First Quarter.....................    $5                          $4
(August 1 to October 31)

Second Quarter....................     4 1/4                       3 1/8
(November 1 to January 31)

Third Quarter.....................     4 3/64                      3
(February 1 to April 30)

Fourth Quarter....................     4 1/8                       3 3/4
(May 1 to July 31)

     Fiscal Year 1997                  High                        Low
     ----------------                  ----                        ---

First Quarter.....................     4 1/8                       3 5/8
(August 1 to October 31)

Second Quarter....................     4 3/4                       3 1/2
(November 1 to January 31)

Third Quarter.....................     4 1/8                       3 3/8
(February 1 to April 30)

Fourth Quarter....................     3 1/2                       2 7/8
(May 1 to July 31)

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

        The following selected historical financial data are derived from the consolidated financial statements of IPL and do not include any financial data in respect of Video and its subsidiaries because the Merger was consummated after July 31, 1997.



                                                MTE Co.                                IPL
                                             ----------    --------------------------------------------------------
                                             Year Ended    Year Ended       Year Ended    Year Ended     Year Ended
                                               July 31,      July 31,         July 31,      July 31,      July 31,
                                               1993(1)       1994(1)          1995(2)       1996(2)       1997(5)
                                             ----------    ----------       ----------    ----------     ----------
                                                            (in thousands, except per share amounts)
Statement of Operations Data:
Revenues ...............................       $20,871       $27,827          $38,349       $49,352       $ 52,387
Depreciation and amortization ..........         3,343         3,905            5,749         8,369          8,437
Income from operations .................         2,347         3,709(3)         3,475         3,842          2,553
Income before income taxes .............         1,262         3,243            2,680         1,676            268
Net income (loss)
  (Pro forma for MTE Co.(4)) ...........           466         3,320            1,606           814           (748)
Net income (loss) per share
  (Pro forma for MTE Co.(1)) ...........       $  0.13       $  0.70          $  0.26       $  0.13       $   (.12)
Weighted average number of shares
  outstanding (Pro forma for MTE Co.(1))         3,471         4,714            6,214         6,220          6,227

                                                MTE Co.                              IPL
                                                -------       -------------------------------------------------
                                                 As of         As of         As of         As of         As of
                                                July 31,      July 31,      July 31,      July 31,      July 31,
                                                1993(1)       1994(2)       1995(2)       1996(2)       1997(5)
                                                -------       -------       -------       -------       -------
                                                                        (in thousands)
Balance Sheet Data:
Total assets ............................       $23,447       $35,893       $66,673       $67,861       $66,548
Long-term debt, net of current portion ..         4,500           415        20,257        19,797        21,010
Subordinated debt, net of current portion            --            --         4,927         5,096         5,268
Stockholders' equity ....................       $14,177       $27,930       $29,461       $29,835       $29,087

-----------------------------------------

(1) Reflects the acquisition of the business of VSC Post as of August 1, 1992. The pro forma weighted average number of shares outstanding for IPL gives effect to following acquisitions of IPL: (i) the acquisition of the business of MTE Co., (ii) the acquisition of Audio Plus Video and (iii) the sale by IPL of 2,300 shares of Common Stock in IPL's initial public offering, as if each of such transactions had been consummated as of August 1, 1992.

(2) Reflects the acquisition of Audio Plus Video as of February 15, 1994, and the acquisition of Big Picture, Even Time and Post Edge as of May 4, 1995. Each acquisition was accounted for under the purchase method and, consequently, the financial results include these acquisitions as of the acquisition date.

(3) IPL recorded $1,202 of non-cash compensation expense related to the granting of options to certain directors and an officer.

(4) Reflects a pro forma income tax expense that would have been provided had MTE Co. been a corporate taxable entity.

(5) Reflects the acquisition of CCI as of January 22, 1997. The acquisition was accounted for under the purchase method and, consequently, the financial results include this acquisition as of the acquisition date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements included elsewhere herein. IPL acquired BP and ET (now known collectively as CABANA corp. ("CABANA")) and Post Edge on May 4, 1995 and acquired CCL in January 1997. The following discussion of IPL's results of operations includes the operations of those companies from the dates of acquisition. Since the Merger between Video and IPL occurred on August 27, 1997, and thus after the end of IPL's 1997 fiscal year, the following discussion and analysis does not include information about Video and its subsidiaries, their results of operations or financial condition and does not take into account the Merger or any of the transactions contemplated thereby, except as otherwise indicated. See
Item 1. "BUSINESS - Background."

RESULTS OF OPERATIONS

Fiscal Year Ended July 31, 1997 compared to Fiscal Year Ended July 31, 1996

    Revenues increased 6.2% to $52,387,000 in 1997 from $49,352,000 in 1996, primarily as a result of revenue increases at Post Edge and Audio Plus Video and the acquisition of CCL. The increase at Post Edge, approximately $2,772,000, was due primarily to the expansion of operations associated with the completion of an additional facility located in Hollywood, Florida in the fourth quarter of 1996 and the performance of additional network services at its original South Beach, Florida facility. These increases were partially offset by a decrease of approximately $1,042,000 at CABANA, which resulted mainly from a general slow down of the commercial market, the interruption of business associated with the consolidation of CABANA's operations into one facility, and the construction of that facility during the first nine months of 1997. Manhattan Transfer's and Audio Plus Video's revenues remained relatively stable.

    Direct salaries and costs (consisting primarily of salaries and benefits paid to artists, technicians and engineers, outside labor, occupancy costs, direct costs (including tape stock and equipment rental, and client costs) as a percentage of revenues increased to 52.8% in 1997 from 48.7% in 1996, due to reduced revenues contributed by CABANA without a corresponding reduction in costs, costs associated with CCL which was acquired in January 1997 and additional salaries of artists and technicians at Manhattan Transfer. In addition, Post Edge required increased equipment rentals in 1997 to support ongoing projects.

    Selling, general and administrative expenses as a percentage of revenues in 1997 was approximately unchanged from 1996.

    Interest expense increased to $2,273,000 in 1997 from $2,262,000 in 1996 due to an increase in borrowings under IPL's revolving credit facility as a result of ongoing transaction expenses incurred in connection with the Merger and additional capitalized lease obligations. These increases were partially offset by lower interest rates during the fist six months of 1997.

    The income tax rate applied against pre-tax income was 379% and 51% in 1997 and 1996, respectively. Lower pre-tax income in 1997 compared to 1996 on relatively constant amortization of non-deductible intangibles and the recording of a valuation allowance for state net operating losses were the primary reasons for the increase in the effective tax rate. The Company reviewed its ability to utilize state net operating losses for certain subsidiaries in certain states and has revised its estimate of net operating loss utilization. As a result, the Company has recorded a valuation allowance of $600,000 in the fourth quarter of 1997.

    IPL recorded a loss of $748,000 in 1997 as compared to income of $814,000 in 1996 as a result of the factors discussed above.

Fiscal Year Ended July 31, 1996 compared to Year Ended July 31, 1995

    Revenues increased 28.7% to $49,352,000 in 1996 from $38,349,000 in 1995.
The growth in revenues was primarily attributable to the acquisitions of Post Edge, BP and ET in the fourth quarter of 1995 and thus 1996 included a full year of operations for these companies. Revenues of Post Edge were $7,399,000 and $1,385,000, in 1996 and 1995, respectively and aggregate revenues of BP and ET were $8,906,000 and $1,673,000 in 1996 and 1995, respectively. These increases were partially offset by a decrease in revenues at Manhattan Transfer and the loss of revenues from specialized services (consisting of the design of images for broadcast and print, the production of art work, graphics and all forms of test commercials and non-linear editing) discontinued in the first and fourth quarters of 1995.

    Direct salaries and costs as a percentage of revenues decreased to 48.7% in 1996 from 49.1% in 1995. The decrease was primarily attributable to fewer equipment rentals and lower client-related costs, offset by increased equipment maintenance costs. In the fourth quarter of 1995, IPL discontinued its test commercial and print design divisions, reorganized certain portions of the operations of Manhattan Transfer and closed Audio Plus Video's New York City facility. IPL incurred losses from operations of approximately $1,100,000 in connection with the items described in the previous sentence.

    Selling, general and administrative expenses as a percentage of revenues decreased to 26.0% in 1996 from 26.8% in 1995 primarily as a result of lower sales commissions accrued during 1996. In addition, the costs of the reorganization described above that related to selling, general and administrative expenses did not reoccur in 1996.

    Depreciation expense and amortization of intangibles increased to $7,229,000 and $1,140,000, respectively, in 1996 from $5,168,000 and $581,000, respectively, in 1995. These increases were primarily attributable to a full year of operations of Post Edge, BP and ET in 1996.

    As part of the consolidation of the two New York City facilities of BP and ET into one facility, IPL recorded a non-cash lease related obligation in the fourth quarter of 1996 of $255,000. This represents net future lease obligations from the fourth quarter of 1997 through their respective termination dates.

    Interest expense increased to $2,262,000 in 1996 from $810,000 in 1995 as a result of the incurrence of indebtedness used for the acquisitions of Post Edge, BP and ET.

    The income tax rate applied against pre-tax income was 51% and 40% in 1996 and 1995, respectively. The applicable tax rates include 13% and 7% in 1996 and 1995, respectively, as a result of the amortization of non-deductible intangibles. Lower pre-tax income in 1996 compared to 1995 increased the impact of the non-deductibility of such amortization. The impact of state and local taxes (net of federal benefit) increased in 1996 compared to 1995 as a percentage of pre-tax income. The primary reason for the increase was higher state taxable income for certain IPL subsidiaries.

    Net income decreased to $814,000 in 1996 from $1,606,000 in 1995 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, IPL met its liquidity needs and capital expenditures requirements with internally generated funds, borrowings under its revolving bank credit facility and capital leases. Acquisitions were financed primarily by borrowings under its bank term loan facility. At July 31, 1997, IPL's outstanding long-term indebtedness (excluding current portion) was approximately $26,278,000, consisting principally of a $10,960,000 term loan, $8,800,000 of drawings under its $10,000,000 working capital revolving credit facility, subordinated debt of $5,268,000 and obligations under capital leases of $1,250,000. The term loan and working capital revolving credit facility, which would have expired in May 2001, were secured by all of the assets of IPL and contained covenants limiting future debt, dividends, and capital expenditures and required IPL to maintain certain cash flow levels and leverage ratios. In September 1996, the credit agreement for this facility was amended to change the Fixed Charge Coverage Ratio (as defined therein) from 1.50:1.00 to (a) 1.10:1.00 for the twelve month period ending July 31, 1996, (b) 1.15:1.00 for the twelve month periods ending October 31, 1996 and

January 31, 1997, (c) 1.25:1.00 for the twelve month periods ending April 30, 1997 and July 31, 1997 and (d) 1.50:1.00 for the twelve month period ending October 31, 1997 and thereafter.

    At the effective time of the Merger, a substantial portion of IPL's (including the term loan and working capital revolving credit facility) and Video's existing indebtedness was refinanced with a $50 million five-year revolving credit and term loan facility provided by KeyBank and Summit Bank composed of a $33 million term loan and a $17 million revolving line of credit. The revolving credit and term loan facility bears interest, at the Company's option, at either (i) KeyBank's prime rate less 1% or (ii) LIBOR plus 1.75%. After the 1998 fiscal year, LIBOR-based loans will bear interest at a margin above LIBOR based upon the Company's leverage ratio. Quarterly principal payments of $1 million in respect of the term loan portion of the facility will be due beginning December 31, 1997 and will increase to $1.25 million per quarter on December 31, 1998, $1.75 million per quarter on December 31, 1999, $2.0 million per quarter on September 30, 2001. A balloon payment of $3.75 million in respect of the term loan portion of the facility will be due on September 30, 2002. The facility is secured by all of the assets of the Company. No significant gain or loss has resulted from the refinancing. The facility contains covenants which require the Company to maintain certain financial ratios, prohibit dividends and similar payments and restrict the incurrence of other indebtedness. The facility is guaranteed by all of the Company's subsidiaries.

    The 4% convertible subordinated notes due May 4, 2003 in the principal amount of $6,350,000 issued by IPL in connection with the BP/ET Acquisition in May 1995 still remain outstanding after the refinancing described above. These notes are convertible into Common Stock at a conversion price of $14.00 per share after May 2000 and are redeemable after May 2001.

    The Company's level of indebtedness will continue to have important consequences after the Merger, including without limitation, the following: (i) interest expense and principal repayment resulting in annual fixed charges and repayment obligations in the future; (ii) limitations on the Company's ability to obtain additional financing, make capital expenditures and acquisitions and take advantage of other significant business opportunities that may arise; and
(iii) vulnerability to adverse general economic and industry conditions.

    The ability of the Company to make interest and principal payments on its debt following the Merger will depend on its ability to generate sufficient cash flow from operations. Future operating results are subject to business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond the control of the Company. There can be no assurance that the Company will be able to generate the cash flow necessary to permit the Company to meet its debt service obligations. If the Company is unable to generate sufficient cash flow from operations in the future, it may be required to further refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to the Company. Any inability of the Company to service its indebtedness would have a significant adverse effect on the Company and the market value and marketability of Common Stock.

    Cash Flow From Operating Activities. IPL generated net cash from operations of $5,628,000, $5,386,000 and $5,079,000 in 1997, 1996 and 1995, respectively, primarily resulting from earnings before interest, taxes, depreciation and amortization of $10,990,000, $12,211,000 and $9,224,000, respectively, which were partially offset by increases in working capital requirements.

    Cash Flows From Investing Activities. In 1997, net cash of $4,855,000 was used in investing activities, including $4,665,000 of net capital expenditures for the purchase of new digital technology and software, upgrade and replacement of existing equipment and completion of the consolidations at Post Edge and CABANA and $190,000 of net cash used for the CCL acquisition. In 1996, net cash of $5,324,000 was used to complete Post Edge's new South Beach and Hollywood, Florida post production facilities, complete the consolidation of Audio Plus Video's facilities, and make technological upgrades to existing equipment. In 1995, net cash was used for $10,822,000 of capital expenditures to increase computer-generated graphics capabilities, upgrade and expand equipment, complete a 25,000 square foot digital post-production facility to consolidate New York City operations into one facility and consolidate IPL's New Jersey facilities into one 34,000 square foot facility and $11,661,000 of net cash was used to acquire Post Edge and CABANA. Finally, approximately $1,500,000 was spent in the fourth quarter of 1995 to expand IPL's newly-acquired facilities in Florida.

    Cash Flow From Financing Activities. In 1997, net cash used in financing activities was $723,000, primarily as a result of borrowings under IPL's revolving credit facility which was offset by scheduled repayments of term debt. In connection with the 1997 acquisition of Cognitive Communications, Inc., IPL issued $550,000 of notes payable. In 1996, $276,000 of net cash was used in financing activities primarily as a result of borrowings under IPL's revolving credit facility which were offset by scheduled repayments of long-term debt. Net cash of $17,433,000 provided by financing activities in 1995 included $27,565,000 in proceeds from long-term debt, notes payable, and the net proceeds from the revolving credit facility, which was used in part to repay $5,730,000 in notes payable and $4,402,000 of long-term debt, including amounts paid to related parties.

    The foregoing activities resulted in a net increase in cash of $50,000 in 1997, a net decrease in cash of $264,000 in fiscal year 1996, and a net increase in cash of $29,000 in 1995.

ITEM 7A.  QUANTATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The response to this item appears in Item 14(a) of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    As of August 27, 1997, the Company retained the services of Ernst & Young LLP (Video's previous principal accountant) as their principal accountant to audit the Company's financial statements. The Company dismissed Arthur Andersen LLP (IPL's previous principal accountant) as their principal accountant. The decision to change accountants was recommended by the Board of Directors of the Company.

    Arthur Andersen LLP's report on the financial statements for either of the past two years has not contained an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

    Since August 1, 1995, there have been no disagreements between IPL and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

                                    PART III

ITEMS 10, 11, 12, AND 13

    The information called for by Items 10, 11, 12 and 13 of this Form 10-K will be included in an amendment to this Form 10-K which will be filed not later than November 28, 1997.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) The consolidated financial statements, related notes thereto and report of independent public accountants required by Item 8 begin at page F-1 herein.

    (2)  The financial statement schedule appears on page F-29 herein.

    (3)  Exhibits:


EXHIBIT NUMBER                             EXHIBITS

    2.1* Acquisition Agreement dated as of December 23, 1993 among the Company, VSC Video Corporation, Waterfront Communications Corporation, Martin Audio-Video Corporation, Atlantic Satellite Communications, Inc., A.F. Associates, Inc. and Video Services Corporation.

    2.2 Stock Purchase Agreement, dated as of May 4, 1995, by and among the Company, The Post Edge, Inc. and all of the stockholders of The Post Edge, Inc., including the exhibits thereto but excluding the schedules thereto (incorporated by reference to exhibit number 2.1 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    2.3 Stock Purchase Agreement, dated as of April 25, 1995, by and among the Company, The Big Picture Editorial, Inc., Even Time Ltd., BP Partnership, ET Partnership, BPET Partnership, Barbara D'Ambrogio, David D'Ambrogio, Gregory Letson, Michael Schenkein, Leonard Smalheiser, Jane Stuart and Big Picture/Even Time Limited, including the exhibits thereto but excluding the schedules thereto (incorporated by reference to exhibit number
               2.2 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    2.4 Agreement and Plan of Merger, dated as of June 27, 1997, by and among International Post Limited, Video Services Corporation and Louis H. Siracusano, Arnold P. Ferolito and Donald H. Buck (incorporated by reference to exhibit number 10.57 contained in the Company's Current Report on Form 8-K, dated July 7, 1997).

    3.1        Certificate of Incorporation of the Company, as amended.

    3.2+       By-Laws of the Company.

    4.1 Form of 4% Convertible Subordinated Note of the Company (incorporated by reference to the exhibit of the same number contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    10.1*(M)   Form of Employment Agreement between Martin Irwin and the
               Company.

    10.2*(M) Form of Employment Agreement between Jeffrey J. Kaplan and the Company.

    10.3*(M)   Form of Employment Agreement between Adrien Macaluso and the
               Company.

    10.4*(M) Form of International Post Group Inc. Long-term Incentive Plan, together with form of International Post Group Inc. Stock Option Agreement.

    10.5*(M) Form of International Post Group Inc. Restricted Share Plan for Directors, together with form of Restricted Share Agreement.

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

    10.18** Promissory Note, dated July 31, 1992, made by MTE Co. in favor of P.C. Leasing, a division of Phoenixcor, Inc.

    10.19*     Form of Services Agreement between VSC and Manhattan Transfer.

    10.20*     Form of Services Agreement between VSC and Audio Plus Video.

    10.21* Form of Roll-Up and Exchange Agreement among Holdings, VSC Video, Inc., Video Services Corporation, the Company and Manhattan Transfer.

    10.22**(M) Form of Stock Option Agreement among VSC, Holdings and Martin
               Irwin.

    10.23**(M) Form of Stock Option Agreement between the Company and Jeffrey J.
               Kaplan.

    10.24**    Form of Settlement Agreement between Apollo and Holdings.

    10.25** Form of Services and Option Agreement between Holdings and Kenneth F. Gorman.

    10.26** Form of Services and Option Agreement between Holdings and Terrence A. Elkes.

    10.27**    Form of Stock Option Agreement between VSC and Kenneth F. Gorman.

    10.28**    Form of Stock Option Agreement between VSC and Terrence A. Elkes.

    10.29**(M) Form of Stock Option Agreement between the Company and Kenneth F.
               Gorman.

    10.30**(M) Form of Stock Option Agreement between the Company and Terrence
               A. Elkes.

    10.31** Consent and Authorization, dated December 23, 1993, by Martin Irwin, Jeffrey J. Kaplan, Adrien Macaluso, Terrence A. Elkes, Kenneth F. Gorman, VSC, the Company, Holdings and Apollo.

    10.32++(M) Employment Agreement, dated as of April 21, 1994, between the
               Company and Daniel Rosen.

    10.33++(M) Stock Option Agreement, dated as of April 21, 1994, between the
               Company and Daniel Rosen.

    10.34(M) Consulting Agreement, dated as of May 4, 1995, between The Post Edge, Inc. and Michael Orsburn (incorporated by reference to exhibit number 10.1 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    10.35(M) Employment Agreement, dated as of May 4, 1995, among Big Picture/Even Time Limited, the Company and Barbara D'Ambrogio (incorporated by reference to exhibit number 10.2 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    10.36(M) Employment Agreement, dated as of May 4, 1995, among Big Picture/Even Time Limited, the Company and David D'Ambrogio (incorporated by reference to exhibit number 10.3 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    10.37(M) Employment Agreement, dated as of May 4, 1995, among Big Picture/Even Time Limited, the Company and Gregory Letson (incorporated by reference to exhibit number 10.4 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    10.38(M) Employment Agreement, dated as of May 4, 1995, among Big Picture/Even Time Limited, the Company and Michael Schenkein (incorporated by reference to exhibit number 10.5 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    10.39(M) Employment Agreement, dated as of May 4, 1995, among Big Picture/Even Time Limited, the Company and Leonard Smalheiser (incorporated by reference to exhibit number 10.6 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    10.40(M) Employment Agreement, dated as of May 4, 1995, among Big Picture/Even Time Limited, the Company and Jane Stuart (incorporated by reference to exhibit number 10.7 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    10.41 Put/Call Agreement, dated as of May 4, 1995, between Gregory Letson and the Company (incorporated by reference to exhibit number 10.8 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    10.42 Pledge Agreement, dated as of May 4, 1995, by and among BP Partnership, ET Partnership, Barbara D'Ambrogio, David D'Ambrogio, Michael Schenkein, Leonard Smalheiser, Jane Stuart and the Company (incorporated by reference to exhibit number 10.9 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    10.43 Pledge Agreement, dated as of May 4, 1995, by and between Gregory Letson and the Company (incorporated by reference to exhibit number 10.10 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    10.44 Escrow Agreement, dated as of May 4, 1995, by and among ET Partnership, David D'Ambrogio, Barbara D'Ambrogio, the Company and Cowan, Gold, DeBaets, Abrahams & Sheppard, as Escrow Agent (incorporated by reference to exhibit number 10.11 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    10.45 Escrow Agreement, dated as of May 4, 1995, by and among BP Partnership, Michael Schenkein, Leonard Smalheiser, Jane Stuart, Gregory Letson, the Company and Cowan, Gold, DeBaets, Abrahams & Sheppard, as Escrow Agent (incorporated by reference to exhibit number 10.12 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    10.46 Credit Agreement, dated as of May 4, 1995, by and among the Company, The Bank of New York, in its capacity as a Lender, as the Issuer and as the Agent, and Fleet Bank, as a Lender (incorporated by reference to exhibit number 10.13 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    10.47 Security Agreement, dated as of May 4, 1995, by and between the Company and The Bank of New York, as Agent (incorporated by reference to exhibit number 10.14 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    10.48 Guaranty, dated as of May 4, 1995, by and among the Persons party thereto and The Bank of New York, as Agent (incorporated by reference to exhibit number 10.15 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

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

    10.51*** Agreement, dated as of June 7, 1993, by and between MTV Latin America, Inc. and The Post Edge, Inc.

    10.52*** Agreement, dated as of December 9, 1993, by and between Discovery Communications, Inc. and The Post Edge, Inc., and Amendment No. 1 thereto.

    10.53+++ Amendment No. 3, dated as of November 30, 1995, to the Credit Agreement, dated as of May 4, 1995, by and among the Company, the Lenders party thereto and The Bank of New York, as the Issuer and as Agent.

    10.54+++ Amendment No. 4, dated as of October 3, 1996, to the Credit Agreement, dated as of May 4, 1995, by and among the Company, the Lenders party thereto and The Bank of New York, as the Issuer and as Agent.

    10.55+++ Amendment No. 1, dated as of September 15, 1995, to the Agreement, dated as of June 7, 1993, by and between MTV Latin America, Inc. and The Post Edge, Inc.

    10.56+++ Assignment and Acceptance Agreement, dated as of August 22, 1996, by and between Fleet Bank, N.A. (formerly known as NatWest Bank, N.A.) and KeyBank of New York.

    10.57 Voting Agreement, dated as of June 27, 1997, by and among International Post Limited, Video Services Corporation, Terrence
               A. Elkes, The Equitable Life Assurance Society of the United States, Equitable Deal Flow Fund, L.P., Louis H. Siracusano, Arnold P. Ferolito and Donald H. Buck (incorporated by reference to exhibit number 10.58 contained in the Company's Current Report on Form 8-K, dated July 7, 1997).

    10.58 Asset Purchase Agreement, dated as of January 22, 1997, by and among Cognitive Communications, Inc., Susan Wiener, Michael Rudnick and Cognitive Communications, LLC (incorporated by reference to exhibit number 10.1 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).

    10.59 Agreement, dated as of January 22, 1997, by and among the Company, Susan Wiener, Michael Rudnick, Cognitive Communications, Inc. and David Leveen (incorporated by reference to exhibit number 10.2 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).

    10.60(M) Employment Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC and Susan Wiener (incorporated by reference to exhibit number 10.3 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).

    10.61(M) Employment Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC and Michael Rudnick (incorporated by reference to exhibit number 10.4 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).

    10.62(M) Employment Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC and David Leveen (incorporated by reference to exhibit number 10.5 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).

    10.63 Put Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC, the Company, Susan Wiener, Michael Rudnick and David Leveen (incorporated by reference to exhibit number 10.6 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).

    10.64 Sale Option Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC and Susan Wiener (incorporated by reference to exhibit number 10.7 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).

    10.65 Sale Option Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC and Michael Rudnick (incorporated by reference to exhibit number 10.8 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).

    10.66 Sale Option Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC and David Leveen (incorporated by reference to exhibit number 10.9 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).

    10.67(M) Incentive Compensation Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC, Susan Wiener, Michael Rudnick and David Leveen (incorporated by reference to exhibit number 10.10 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).

    10.68(M) Form of Incentive Option Agreement, undated, by and between Cognitive Communications, LLC and Optionee (incorporated by reference to exhibit number 10.11 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).

    10.69(M) Consulting Agreement, dated February 15, 1997, by and among the Company and Jeffrey J. Kaplan (incorporated by reference to exhibit number 10.12 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).

    10.70 Stock Resale Agreement, dated as of August 26, 1997, by and among the Company, Louis H. Siracusano, Donald H. Buck and Arnold P. Ferolito.

    10.71 Registration Rights Agreement, dated as of August 26, 1997, by and among the Company, Louis H. Siracusano, Donald H. Buck and Arnold P. Ferolito.

    10.72(M) Employment Agreement, dated as of August 26, 1997, by and between the Company and Louis H. Siracusano.

    10.73(M) Employment Agreement, dated as of August 26, 1997, by and between the Company and Donald H. Buck.

    10.74 Losses Escrow Agreement, dated as of August 26, 1997, by and among the Company, Louis H. Siracusano, Donald H. Buck, Arnold P. Ferolito and IBJ Schroder Bank & Trust Company.

    10.75(M) Agreement, dated as of August 26, 1997, by and between the Company and Martin Irwin.

    10.76(M) Agreement, dated as of August 26, 1997, by and between the Company and Arnold P. Ferolito.

    16.1 Arthur Andersen LLP letter re change in certifying accountant (incorporated by reference to the exhibit of the same number contained in the Company's Current Report on Form 8-K, dated September 4, 1997).

    21.1       Subsidiaries of the Company.

    23.1       Consent of Arthur Andersen LLP.

    23.2       Consent of Ernst & Young LLP.

    27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed.

---------------------

* Incorporated by reference to the exhibit of the same number contained in Amendment No. 4 to IPL's Registration Statement on Form S-1 (the "Registration Statement"), filed with the Securities and Exchange Commission (the "SEC") on February 4, 1994.

+ Incorporated by reference to the exhibit of the same number contained in Amendment No. 1 to IPL's Registration Statement filed with the SEC on October 21, 1993.

** Incorporated by reference to the exhibit of the same number contained in Amendment No. 3 to IPL's Registration Statement filed with the SEC on January 10, 1994.

++ Incorporated by reference to the exhibit of the same number contained in IPL's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

*** Incorporated by reference to the exhibit of the same number contained in IPL's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

+++ Incorporated by reference to the exhibit of the same number contained in IPL's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

(M) Management contract or compensatory plan or arrangement.

----------

(b) On July 8, 1997, IPL filed a Current Report on Form 8-K in respect of the execution on June 27, 1997 of the Agreement and Plan of Merger, dated as of June 27, 1997, by and among IPL, Video and Louis H. Siracusano, Arnold P. Ferolito and Donald H. Buck, and the Voting Agreement, dated as of June 27, 1997, by and among IPL, Video, Terrence A. Elkes, The Equitable Life Assurance Society of the United States, Equitable Deal Flow Fund, L.P., Louis H. Siracusano, Arnold P. Ferolito and Donald H. Buck.

(c) See Item 14(a)(3) above.

(d) Financial Statement Schedule.

    Schedule II - Valuation and Qualifying Accounts.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 1997              VIDEO SERVICES CORPORATION,
                                    formerly known as International Post Limited


                                    By:   /s/ Louis H. Siracusano
                                       --------------------------------------
                                    Name:   Louis H. Siracusano
                                    Title: President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

NAME AND SIGNATURE               TITLE                                 DATE
------------------               -----                                 ----

 /s/ Louis H. Siracusano         President, Chief Executive Officer    10/29/97
-----------------------------    and Director (Principal Executive
Louis H. Siracusano              Officer)

 /s/ Michael E. Fairbourne       Vice President-Administration         10/29/97
-----------------------------    (Principal Financial and
Michael E. Fairbourne            Accounting Officer)

 /s/ Terrence A. Elkes           Chairman of the Board of Directors    10/29/97
-----------------------------
Terrence A. Elkes

 /s/ Robert H. Alter             Director                              10/29/97
-----------------------------
Robert H. Alter

 /s/ Julius Barnathan            Director                              10/29/97
-----------------------------
Julius Barnathan

 /s/ Martin Irwin                Director                              10/29/97
-----------------------------
Martin Irwin

 /s/ Frank Stillo                Director                              10/29/97
-----------------------------
Frank Stillo

                                 Director                              10/29/97
-----------------------------
Raymond L. Steele

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



                                                               Page Number
                                                               -----------

REPORTS OF INDEPENDENT AUDITORS                                 F-2, F-3

FINANCIAL STATEMENTS:

 Consolidated Balance Sheets as of
  July 31, 1996 and 1997.                                            F-4

 Consolidated Statements of Operations for the
  years ended July 31, 1995, 1996 and 1997.                          F-5

 Consolidated Statements of Stockholders'
   Equity for the years ended July 31, 1995,
   1996 and 1997.                                                    F-6

 Consolidated Statements of Cash Flows for the
  years ended July 31, 1995, 1996 and 1997.                          F-7


 Notes to Consolidated Financial
Statements.                                                    F-8  to  F-28




SUPPLEMENTAL SCHEDULE:

 II. Valuation and Qualifying Accounts                               F-29









NOTE:

        Schedules other than those referred to above have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Video Services Corporation (formerly International Post Limited):

        We have audited the accompanying consolidated balance sheet of International Post Limited and subsidiaries as of July 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of International Post Limited and subsidiaries as of July 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                                                               ERNST & YOUNG LLP

White Plains, New York
October 17, 1997

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of International Post Limited:

        We have audited the accompanying consolidated balance sheet of International Post Limited and subsidiaries as of July 31, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended July 31, 1995 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Post Limited and subsidiaries as of July 31, 1996 and the results of their operations and their cash flows for the years ended July 31, 1995 and 1996, in conformity with generally accepted accounting principles.







ARTHUR ANDERSEN LLP

New York,  New York
September 25, 1996

                  INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     AS OF JULY 31, 1996 AND JULY 31, 1997

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS                                                                    1996       1997
------                                                                  -------    -------
Current assets:
           Cash and cash equivalents ...............................    $   104    $   154
           Accounts receivable, net ................................     10,308      9,699
           Deferred income taxes ...................................        597        479
           Prepaid expenses and other current assets ...............      1,654      1,285
                                                                        -------    -------
                       Total current assets ........................     12,663     11,617

Fixed assets, net ..................................................     29,533     28,479
Excess of cost over fair value of net assets acquired, net .........     22,397     22,240
Deferred income taxes ..............................................      1,770      1,759
Other assets .......................................................      1,498      2,453
                                                                        -------    -------
                       Total assets ................................    $67,861    $66,548
                                                                        =======    =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
           Accounts payable and accrued expenses ...................    $ 5,070    $ 4,964
           Due to related parties ..................................        408         --
           Current portion of long-term debt .......................      3,856      4,245
           Income taxes payable ....................................      2,283        335
                                                                        -------    -------
                       Total current liabilities ...................     11,617      9,544

Long-term debt .....................................................     19,797     21,010
Subordinated debt ..................................................      5,096      5,268
Other liabilities ..................................................      1,516      1,639
                                                                        -------    -------
                       Total liabilities ...........................     38,026     37,461
                                                                        -------    -------

Commitments and contingencies

Stockholders' equity:
           Preferred stock: $.01 par value - 3,000 shares
                  authorized;  no shares outstanding at
                  July 31, 1996 and July 31, 1997 ..................         --         --
           Common stock:  $.01 par value - 15,000 shares
                  authorized; 6,227 shares issued and outstanding at
                  July 31, 1996 and July 31, 1997 ..................         62         62
           Additional paid-in-capital ..............................     24,979     24,979
           Retained earnings .......................................      4,794      4,046
                                                                        -------    -------
                       Total stockholders' equity ..................     29,835     29,087
                                                                        -------    -------
                       Total liabilities and stockholders' equity ..    $67,861    $66,548
                                                                        =======    =======

                             See accompanying notes

                  INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JULY 31, 1995, 1996, AND 1997

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          1995         1996         1997
                                                        --------     --------     --------
Revenues ...........................................    $ 38,349     $ 49,352     $ 52,387

Direct salaries and costs ..........................      18,840       24,049       27,682

Selling, general and administrative expenses .......      10,285       12,837       13,658

Depreciation .......................................       5,168        7,229        7,239

Amortization .......................................         581        1,140        1,198

Non-cash lease related obligation ..................          --          255           57
                                                        --------     --------     --------
              Income from operations ...............       3,475        3,842        2,553

Other expense (income):

              Interest expense .....................         810        2,262        2,273

              Interest income and other expense, net         (15)         (96)          12
                                                        --------     --------     --------
                          Income before taxes ......       2,680        1,676          268

Provision for income taxes .........................       1,074          862        1,016
                                                        --------     --------     --------
Net income (loss) ..................................    $  1,606     $    814     $   (748)
                                                        ========     ========     ========
Net income (loss) per share ........................    $   0.26     $   0.13     $  (0.12)
                                                        ========     ========     ========
Weighted average number of shares outstanding ......       6,214        6,220        6,227
                                                        ========     ========     ========

                             See accompanying notes

                  INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JULY 31, 1995, 1996, AND 1997

                                 (IN THOUSANDS)

                                           Common     Common    Capital in
                                           Stock      Stock      Excess of       Retained
                                           Shares     Amount     Par Value       Earnings
                                           ------     ------    ----------       --------
Balance at August 1, 1994 ..........       6,214       $62       $ 25,494        $ 2,374

      Stock and stock option related
        compensation ...............          --        --            (75)            --

      Net income ...................          --        --             --          1,606
                                           -----       ---       --------        -------
Balance at July 31, 1995 ...........       6,214        62         25,419          3,980

      Stock and stock option related
        compensation ...............          13        --           (440)            --

      Net income ...................          --        --             --            814
                                           -----       ---       --------        -------
Balance at July 31, 1996 ...........       6,227        62         24,979          4,794

      Net loss .....................          --        --             --           (748)
                                           -----       ---       --------        -------
Balance at July 31, 1997 ...........       6,227       $62       $ 24,979        $ 4,046
                                           =====       ===       ========        =======

                             See accompanying notes

                  INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JULY 31, 1995, 1996, AND 1997

                                 (IN THOUSANDS)

                                                                           1995        1996        1997
                                                                         --------     -------     -------
 Operating Activities:
        Net income (loss) ...........................................    $  1,606     $   814     $  (748)
           Adjustments to reconcile net income (loss) to net cash
            provided by operating activities:
             Depreciation ...........................................       5,168       7,229       7,239
             Amortization ...........................................         581       1,140       1,198
             Provision for bad debts ................................         185         232         114
             Loss (gain)  on disposal of fixed assets ...............          55        (136)         19
             Deferred taxes .........................................          37      (1,508)        130
           (Increase) decrease in operating assets:
             Accounts receivable ....................................        (577)     (1,915)        653
             Prepaid expenses and other current assets ..............         278        (916)        369
             Other assets ...........................................        (749)       (644)     (1,111)
           Increase (decrease) in operating liabilities:
             Accounts payable and accrued expenses ..................        (827)     (1,261)       (410)
             Income taxes payable ...................................        (484)      1,462      (1,948)
             Other liabilities ......................................        (194)        889         123
                                                                         --------     -------     -------
                  Net cash provided by operating activities .........       5,079       5,386       5,628
                                                                         --------     -------     -------

 Investing Activities:
             Additions to fixed assets ..............................     (11,078)     (5,573)     (4,850)
             Proceeds from sale of fixed assets .....................         256         249         135
             Deposits on fixed assets ...............................          --         (50)         50
             Purchase of companies, net of cash acquired ............     (11,661)         --        (190)
                                                                         --------     -------     -------
                  Net cash used in investing activities .............     (22,483)     (5,374)     (4,855)
                                                                         --------     -------     -------

 Financing Activities:
             Proceeds from notes payable ............................       3,500          --          --
             Repayment of notes payable .............................      (5,730)         --          --
             Proceeds from revolving credit facility, net ...........       1,700       3,300       3,800
             Proceeds from subordinated debt ........................          --         169         172
             Proceeds from long-term debt borrowing .................      22,337          --          --
             Proceeds from related parties ..........................          28          25          --
             Repayment to related parties ...........................        (267)         --        (408)
             Repayment of long-term debt ............................      (4,135)     (3,770)     (4,287)
                                                                         --------     -------     -------
                  Net cash provided by (used in) financing activities      17,433        (276)       (723)
                                                                         --------     -------     -------

                                 Net increase (decrease) in cash ....          29        (264)         50

Cash and cash equivalents, beginning of year ........................         339         368         104

                                                                         --------     -------     -------
Cash and cash equivalents, end of year ..............................    $    368     $   104     $   154
                                                                         ========     =======     =======

                             See accompanying notes

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          As of July 31, 1996 and 1997
              and for the years ended July 31, 1995, 1996 and 1997


NOTE 1 - ORGANIZATION AND PRESENTATION

         International Post Limited, a Delaware corporation, and subsidiaries ("IPL" or the "Company") was organized by the partners of Manhattan Transfer/Edit Company ("MTE Co.") for the purpose of acquiring the business of MTE Co. The partners in MTE Co. were MTE Holdings, Inc. ("Holdings" or "Predecessor") and Video Services Corporation ("VSC"). This partnership was established for the purpose of enabling Holdings to effect the acquisition of specified assets and liabilities of VSC Post Production, Inc. ("VSC Post"), a wholly-owned subsidiary of VSC. IPL was formed on October 12, 1993 and began operations on February 8, 1994.

         The Company was established with an initial capitalization of $1,000, represented by 1,000 shares of common stock having a par value of $.01 per share. Pursuant to a transaction which occurred immediately prior to, and in connection with, the consummation of the public offering of shares of the Company's common stock (the "Offering") on February 8, 1994, the assets and liabilities of MTE Co. were contributed to Manhattan Transfer/Edit, Inc. ("Manhattan Transfer"), a newly-formed subsidiary of IPL, and an additional 3,469,833 shares were issued to IPL's shareholders. The Company accounted for the contribution of these assets and liabilities at the historical amounts reflected in MTE Co.'s financial statements.

         In connection with the Offering, the Company registered 2,961,250 of its shares under the Securities Act of 1933. Of the total shares registered, the Company sold 2,493,125 shares, VSC sold 377,125 shares and Holdings sold 91,000 shares. The Company received net proceeds of $25,504,669, after deducting underwriters' discounts applicable to the shares sold by the Company and all costs of the Offering.

         The Company recorded a pretax restructuring charge of $1,702,000 in fiscal year 1993 in connection with the consolidation of the VSC Post facility into MTE Co.'s facilities. The balance of the liability at July 31, 1996 was $491,353 relating to a lease obligation for a vacated facility. During January 1997, the Company paid the remaining liability.

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

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

NOTE 1 - ORGANIZATION AND PRESENTATION (CONTINUED)

         CABANA corp. ("CABANA"), formerly known as Big Picture/Even Time Limited, provides a variety of creative editorial services to the television advertising industry.

         Cognitive Communications, LLC ("CCL") provides communications consulting and production services for the planning, design, development and implementation of intranets and internet sites.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of IPL and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

  Machinery and equipment............ 3-10 years
  Furniture and fixtures............. 3-10 years
  Leasehold improvements............. 3-15 years

         Repairs and maintenance are charged to expense as incurred. Expenditures that result in the enhancement of the value of the facilities involved are treated as additions to property and equipment. The cost of property and equipment disposed of and accumulated depreciation thereon are removed from the related accounts, and gain or loss, if any, is recognized.

GOODWILL - The excess of cost over net assets acquired is amortized on a straight-line basis over a 25 year period. Amortization expense for the years ended July 31, 1995, 1996 and 1997 was $517,311, $1,002,892 and $1,041,979,
respectively. Accumulated amortization at July 31, 1996 and 1997 was $3,180,403 and $4,222,382, respectively. The Company continually evaluates the carrying value and the remaining economic useful life of all goodwill, and will adjust the carrying value and related amortization period if appropriate.

ADVERTISING - The Company expenses advertising costs as incurred. Advertising expense was $290,000, $327,000, and $285,000 for the years ended July 31, 1995,
1996 and 1997, respectively.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASSET IMPAIRMENT - In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which addresses the accounting and reporting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted the provisions of this new standard effective August 1, 1996. The effect of adoption was not material to the Company's financial condition, results of operation or cash flow.

LONG-LIVED ASSETS - Long-lived assets, including intangibles, are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated based upon the present value of expected future cash flows.

CASH EQUIVALENTS - The Company classifies as cash equivalents all short-term, highly liquid instruments having original maturities of three months or less. The fair market value of these instruments approximate their carrying value.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of the Company's accounts receivable, accounts payable and accrued liabilities approximate fair market value based upon the relatively short-term nature of these financial instruments. The carrying amounts of long-term debt approximates fair value based on prevailing interest rates.

CONCENTRATION OF CREDIT - Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. The Company conducts most of its operations in the television programming and advertising industries. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. Management believes it has reasonably estimated losses from uncollectible receivables. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers included in the Company's customer base.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET INCOME PER SHARE - Net income per share has been computed using the weighted average number of shares outstanding during each period.

INCOME TAXES - The Company accounts for income taxes pursuant to the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes."

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION -

                                 (in thousands)

                                           1995         1996         1997
                                          ------       ------       ------


Amounts paid for:
   Interest .......................       $  731       $1,797       $2,365
                                          ------       ------       ------
   Income taxes ...................       $1,520       $  904       $2,835
                                          ------       ------       ------

Non-cash transactions:
Investing-
   Acquisition of the business of
   Cognitive Communications, Inc.
   Assets acquired ................                                 $  158
                                                                    ------
   Liabilities assumed ............                                 $  304
                                                                    ------

Financing-
   Acquisition of Big Picture
   Editorial Inc. and Even
   Time Limited:
   Subordinated debt issued .......       $4,890
                                          ------

   Equipment acquired under capital
   lease obligations ..............                                 $1,539
                                                                    ------

   Acquisition of the business of
   Cognitive Communications, Inc.
   Note payable issued ............                                 $  550
                                                                    ------

NEW ACCOUNTING STANDARDS - In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for financial statements for periods ending after December 15, 1997, and requires retroactive restatement of all earnings per share data. SFAS 128 requires replacement of primary and fully diluted earnings per share with basic and diluted earnings per share. For the current and comparative prior periods, SFAS 128 would have had no impact on the Company's earnings per share.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

NOTE 3 - ACQUISITIONS

         On May 4, 1995, the Company used a portion of its Term Loan (see Note
7) to purchase Post Edge, The Big Picture Editorial, Inc. ("BP") and Even Time Ltd. ("ET"). The assets and operations of BP and ET were merged into the Company's wholly-owned subsidiary Big Picture/Even Time Limited ("BP/ET") in December 1995. In December 1996, BP/ET changed its name to "CABANA corp." ("CABANA") and during 1997 consolidated its operations into one facility in New York City.

         The purchase price for Post Edge was $8,000,000 in cash. The purchase price for BP and ET was $12,070,000, including $6,350,000 principal amount of convertible subordinated debt of the Company with a 4.0% interest coupon convertible at $14 per share after five years and redeemable after six years (valued at $4,890,000 at the date of acquisition). The purchase agreement provides for contingent payments depending upon future revenues and increases in profitability of CABANA. These acquisitions have been accounted for under the purchase method and the excess purchase price paid over the historical cost of the net assets acquired is accounted for as goodwill. During fiscal year 1996 the Company was required to pay $342,000 of contingent purchase price which was added to the excess of cost over fair value of net assets acquired.

         The following presents the unaudited combined pro forma results of operations for the year ended July 31, 1995, as if the acquisition of Post Edge, BP and ET had been completed by the Company as of the beginning of the year ended July 31, 1995. The unaudited combined pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the companies actually combined during the periods presented or of future results of operations of the combined operations.

                    (in thousands, except per share amounts)

                                                                          1995
                                                                          ----

               Revenues.......................                           $47,775
               Net income.....................                           $   141
               Net income per share (a).......                           $   .02

(a) The pro forma net income per share is based on the weighted average number of shares outstanding for 1995 of 6,213,958.

         As part of the consolidation of the BP and ET facilities to one facility in New York City, the Company recorded a non-cash lease related obligation in the fourth quarter of fiscal 1996 of $255,000. This represents net future lease payments the Company will be obligated to make for leases from the vacancy date in July 1997 through their respective termination dates.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

NOTE 3 - ACQUISITIONS (CONTINUED)

         On January 22, 1997, Cognitive Communications, LLC, a Delaware limited liability company, which is a majority-owned subsidiary of the Company, purchased substantially all of the operating assets of Cognitive Communications, Inc.("CCI"), a corporation principally engaged in providing strategic consulting services in the area of communications and content strategy for, and research relating to the implementation of, and the design and production of, intranets and internets, for an aggregate purchase price of $600,000. CCL is approximately 98% owned by the Company and approximately 2% owned by two former stockholders of CCI. The two former stockholders of CCI and a former employee of Manhattan Transfer, defined herein, now a current employee of CCL, also have options to purchase 23% aggregate additional membership interest in CCL in the event of the Company's transfer of its membership interest in CCL. This acquisition was accounted for under the purchase method and the excess purchase price paid over the fair value of the net liabilities acquired is accounted for as goodwill.


NOTE 4 - ACCOUNTS RECEIVABLE



                                             July 31,         July 31,
                                              1996              1997
                                           -----------       -----------
Accounts receivable,
 trade ................................    $11,032,078       $10,442,039
Less: Allowance for doubtful accounts
 and volume discounts .................        724,565           743,269
                                           -----------       -----------
                                           $10,307,513       $ 9,698,770
                                           ===========       ===========


NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:


                                              July 31,         July 31,
                                                1996             1997
                                             ----------       ----------
Prepaid expenses ......................      $  807,895       $  700,797
Inventory .............................         457,890          420,804
Other .................................         332,725           95,021
Notes receivables .....................          55,096           68,096
                                             ----------       ----------
                                             $1,653,606       $1,284,718
                                             ==========       ==========


                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

NOTE 6 - FIXED ASSETS

Fixed assets, at cost, including capitalized leases (see Note 7), summarized by major categories consisted of the following:

                                                            July 31,         July 31,
                                                             1996              1997
                                                          -----------       -----------
Machinery and equipment ...........................       $34,727,448       $37,495,867
Leasehold improvements ............................        12,147,475        13,804,421
Furniture and fixtures ............................         1,918,573         2,071,230
Equipment under capital leases ....................           365,340         1,904,149
                                                          -----------       -----------
                                                           49,158,836        55,275,667
  Less: Accumulated depreciation ..................        19,625,422        26,796,864
                                                          -----------       -----------
                                                          $29,533,414       $28,478,803
                                                          ===========       ===========

NOTE 7 - LONG-TERM DEBT

                                                            July 31,         July 31,
                                                             1996              1997
                                                          -----------       -----------
Senior secured term loan (see Note 18)  ...........       $18,320,000       $14,640,000

Senior, secured revolving credit loan (see Note 18)         5,000,000         8,800,000

Cognitive Communications, Inc. note payable .......                --           244,729

8.0% Notes payable ................................             4,815                --
Capital lease obligations .........................           328,665         1,570,551
                                                          -----------       -----------
                                                           23,653,480        25,255,280

Less:  Current maturities .........................         3,856,292         4,244,916
                                                          -----------       -----------
                                                          $19,797,188       $21,010,364
                                                          ===========       ===========

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

NOTE 7 - LONG-TERM DEBT (CONTINUED)

SENIOR SECURED LONG-TERM DEBT (SEE NOTE 18) - During fiscal year 1995, the Company established a $22,000,000 senior secured term loan (the "Term Loan") and the Revolving Loan (as defined herein), pursuant to a Credit Agreement with a syndicate of financial institutions secured by 1) all assets of the Company and its existing and future directly and indirectly owned subsidiaries and 2) the capital stock of all such subsidiaries. The Term Loan and the Revolving Loan bore interest at the Bank of New York's Prime rate or LIBOR plus 1.375% through July 31, 1996 and, thereafter, floats at such Prime rate plus .375% or LIBOR plus 1.75%, and contained various covenants limiting future debt, dividends and capital expenditures. The bank's Prime rate was 8.25% and 8.50% at July 31, 1996 and 1997, respectively. In addition, the Company had to maintain certain cash flow and leverage ratios. In September 1996, the Company amended the Credit Agreement, pursuant to which certain covenants were changed for fiscal year 1996 and prospective periods. In August 1996, Fleet Bank, N.A. and Key Bank, N.A. ("Key Bank") entered into an Assignment and Acceptance Agreement, pursuant to which Fleet Bank , N.A. assigned to Key Bank a percentage of its rights and obligations under the Loan Documents (as defined in the Credit Agreement).

         In February 1996, the Company entered into an interest rate swap agreement with a member of its bank syndicate. Under the agreement, the Company effectively fixed the LIBOR rate and thereby the interest rate of the Term Loan until maturity (January 2001) at 6.695%. In March 1996, the Company sold the fixed rate position for $313,000, which is being amortized over the life of the Term Loan. The Company's Term Loan rate was fixed at 6.695% through June 11, 1996, and floated at the BNY's Prime rate or LIBOR plus 1.375% through July 31, 1996 and, thereafter, floats at such prime rate plus .375% or LIBOR plus 1.75%. The unamortized balance of the interest rate swap was approximately $258,000 and $165,000 as of July 31, 1996 and 1997, respectively.

LINE OF CREDIT AND REVOLVING CREDIT FACILITY (SEE NOTE 18) - During fiscal year 1995, the Company established a $10,000,000 senior secured revolving credit facility (the "Revolving Loan") with a syndicate of financial institutions pursuant to the Credit Agreement. The Company had outstanding direct borrowings of $5,000,000 and $8,800,000 under the Revolving Loan at July 31, 1996, and July 31, 1997, respectively. The Company was charged a commitment fee equal to 0.375% on the unused amount of the Revolving Loan. In addition, the Company also had issued letters of credit in the amount of $1,196,482 at both July 31, 1996 and 1997. The Company's weighted average interest rates were 7.09% and 7.43% during 1996 and 1997, respectively.

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

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

         NOTE 7 - LONG-TERM DEBT(continued)

         Required payments of principal on senior and subordinated debt, exclusive of capitalized leases, outstanding at July 31, 1997, are summarized as follows:

  Fiscal Year                                      Amount
  -----------                                      ------
     1998.................................    $   3,925,000
     1999.................................        3,680,000
     2000.................................        3,680,000
     2001.................................       14,517,000
     2002.................................        2,117,000
  Thereafter..............................        2,116,000
                                              -------------
                                              $  30,035,000
                                              =============

Such amounts include accreted interest of approximately $1,083,000.

         The Company leases certain equipment from unaffiliated entities. Future minimum lease payments under capital leases as of July 31, 1997 are:

Fiscal Year                                    Amount
-----------                                    ------
   1998.................................    $      451,741
   1999.................................           451,741
   2000.................................           368,888
   2001.................................           368,804
   2002.................................           215,135
                                            --------------
  Total minimum lease payments                   1,856,309
  Less: Amount representing interest               285,758
                                            --------------
  Present value of minimum lease payments   $    1,570,551
                                            ==============

Leased property under capital leases are classified in fixed assets as follows:

                                      July 31,        July 31,
                                       1996             1997
                                       ----             ----
Equipment under capital leases       $  365,340       $1,904,149
Less: Accumulated amortization          138,166          435,940
                                     ----------       ----------
                                     $  227,174       $1,468,209
                                     ==========       ==========

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

NOTE 8 - RELATED PARTIES

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

         In connection with the acquisition of specified operating assets and liabilities from VSC Post, MTE Co. was required to make payments on notes payable to an officer of MTE Co., the chief executive officer of the Company at fiscal year end (see Note 17). These notes bore interest at rates ranging from 8.0% to 9.2%. The balance of the notes at July 31, 1996 as reflected in the Company's consolidated balance sheet was $408,000 and is classified as due to related parties. The balance at July 31, 1996 was paid in August 1996.

         As part of the consolidation of its post-production facilities, the Company entered into an agreement with A.F. Associates, Inc. ("A.F. Associates"), a subsidiary of VSC, to purchase video equipment and design, engineer, fabricate and install turnkey video systems. Payment in the amount of $931,000 was made during the year ended July 31, 1995. During fiscal 1996, the Company purchased certain machinery and equipment from A.F. Associates for $103,000. The Company believes that the terms of these agreements were comparable to terms it could have obtained in an arms-length transaction.

         During fiscal 1995, the Company purchased certain computer hardware and software from VSC for $135,000. The Company believes that the terms of this agreement were comparable to terms it could have obtained in an arms-length transaction.

         During the years ended July 31, 1995, 1996 and 1997, the Company provided services totaling $165,000, $184,000 and $157,000 to, and purchased materials and services totaling $313,000, $241,000 and $213,000 from, VSC and its affiliated companies, respectively. Revenues included post-production work and courier services, and direct costs included duplication services, repairs and maintenance, equipment rentals and tape stock purchases. In addition, the Company purchased certain machinery and equipment from VSC and its affiliated companies during the years ended July 31, 1996 and 1997 for $192,000 and $331,000, respectively.

         The Company leased a New York City facility from VSC, under a lease accounted for as an operating lease. The lease was terminated on July 31, 1995. Such rental expense of the Company amounted to $176,004, for the year ended July 31, 1995.

         The Company sublets its New York City corporate office from a VSC affiliate, under a lease accounted for as an operating lease. Such rental expense of the Company for the years ended July 31, 1995, 1996 and 1997 amounted to $5,675, $24,500 and $27,434, respectively.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

NOTE 8 - RELATED PARTIES (CONTINUED)

         The Company consolidated its New Jersey operations during the year ended July 31, 1996 into a single facility that it leased from a partnership, whose partners then owned a majority interest in VSC, under a lease accounted for as an operating lease. The lease was renegotiated and extended during the year ended July 31, 1996, with such rental expense of the Company amounting to $376,000, $444,000 and $422,000, for the years ended July 31, 1995, 1996 and
1997, respectively.

         At July 31, 1997, future minimum rental payments under non-cancelable leases with VSC and its affiliated entities are as follows (see Note 9):

Fiscal Year                                      Amount
-----------                                   ------------
  1998....................................    $    414,600
  1999....................................         414,600
  2000....................................         407,937
  2001....................................         387,948
  2002....................................         387,948
  Thereafter..............................       3,653,177
                                              ------------
                                              $  5,666,210
                                              ============

         The Company had net accounts payable of $138,000 and $108,000 to VSC and affiliated entities as of July 31, 1996 and 1997, respectively, which are included in accounts payable and accrued expenses.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS - The Company leases property under leases accounted for as operating leases. Certain leases include escalation clauses. At July 31, 1997, future minimum rental payments, including related party leases (see Note 8), under non-cancelable leases for buildings and equipment are as follows:

Fiscal Year                                      Amount
-----------                                      ------
  1998....................................   $   4,058,321
  1999....................................       4,975,403
  2000....................................       3,725,376
  2001....................................       4,488,823
  2002....................................       2,969,471
  Thereafter..............................      19,291,808
                                             -------------
                                             $  39,509,202
                                             =============

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Rent expense for the years ended July 31, 1995, 1996 and 1997 amounted to $2,047,762, $2,781,750 and $3,518,750, respectively. The Company also has non-cancelable subleases of approximately $530,000 of which approximately $215,000 and $315,000 expire within approximately 2 years and 4 1/2 years, respectively. The Company has recorded losses on subleases of approximately $255,000 and $57,000 during the year ended July 31, 1996 and 1997, respectively, which is included in other liabilities.

EMPLOYMENT AGREEMENTS - At July 31, 1997, the Company is obligated under employment contracts with certain key employees providing for base salary and incentive bonuses based upon the results of operations. Minimum amounts due under these contracts are as follows:

  Fiscal Year                                    Amount
  -----------                                    ------
  1998....................................    $  2,237,238
  1999....................................       1,071,875
  2000....................................         900,000
  2001....................................         450,000
  2002....................................         450,000
                                              ------------
                                              $  5,109,113
                                              ============

LITIGATION - The Company is involved in various claims and legal proceedings of a nature considered normal to its business. While it is not possible to predict or determine the outcome of these proceedings, it is the opinion of management that their outcome will have no material adverse effect on the financial position, liquidity or results of operations of the Company.

NOTE 10 - INCOME TAXES

         The reconciliation between the statutory tax rate and those reflected in the Company's income tax provision is as follows:

                                                 1995        1996       1997
                                                  ---         ---        ---
Statutory tax rate ........................        34%         34%        34%
Change in valuation allowance .............        --          --        148
Non-deductible intangible amortization ....         7          13        135
State & local taxes, net of Federal benefit        (1)         --         30
Non-deductible meals and entertainment ....        --           4         32
                                                  ---         ---        ---
                                                   40%         51%       379%
                                                  ===         ===        ===

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

NOTE 10 - INCOME TAXES (CONTINUED)

The provision for income taxes for the Company is as follows:

                                         1995               1996               1997
                                      -----------        -----------        -----------
Current
   Federal .........................  $   480,063        $ 1,263,647        $   479,000
   State and local .................      159,691            300,362            407,000
Deferred
   Federal .........................      605,702           (408,378)          (183,000)
   State and local .................     (171,782)          (293,781)          (287,000)
   Adjustment to valuation allowance           --                 --            600,000
                                      -----------        -----------        -----------
                                      $ 1,073,674        $   861,850        $ 1,016,000
                                      ===========        ===========        ===========

         The components of net deferred tax assets arising from temporary differences as of July 31, 1996 and 1997 were as follows:

                                        July 31,          July 31,
                                          1996              1997
                                      -----------       -----------
Restructuring reserves ........       $   238,000       $      -
Depreciation ..................           583,000           946,000
Allowance for doubtful accounts           309,000           317,000
State net operating loss ......           702,000           967,000
Valuation allowance ...........                --          (600,000)
Interest rate swap ............           124,000            56,000
Straight line rent ............           141,000           264,000
Other .........................           270,000           288,000
                                      -----------       -----------
                                      $ 2,367,000       $ 2,238,000
                                      ===========       ===========

         At July 31, 1997, the Company has tax benefits for operating loss carryforwards for state income tax purposes of $967,000 of which approximately $116,000, $377,000, $215,000 and $259,000 expire in years 2009, 2010, 2011 and
2012, respectively.

         During the fourth quarter of 1997, a valuation allowance of $600,000 was provided as a result of changing estimates regarding future operations for certain subsidiaries in certain states.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

NOTE 11 - RETIREMENT PLANS

         The Company adopted a qualified salary reduction plan for eligible employees under Section 401(k) of the Internal Revenue Code (the "Retirement Plan"). The Retirement Plan is funded by salary reduction contributions by the participants thereof. The Company's contributions to the Retirement Plan are based on participant contributions (which are limited to a fixed percentage of participant compensation) and matching employer contributions with a five year vesting provision in Company stock. Additionally, the Company may contribute a discretionary amount. For the years ended July 31, 1995, 1996 and 1997, the Company contributed cash of $44,654, $116,575 and $130,430, respectively.

         The Company does not offer any post-retirement health or welfare benefits.

NOTE 12 - STOCK BASED COMPENSATION PLANS (SEE NOTE 18)

         The stockholders and directors of the Company have approved a long-term incentive plan (the "Stock Plan") under which eligible employees may receive grants of options, stock appreciation rights and restricted stock awards. An aggregate of 600,000 shares of common stock were reserved for issuance under the Stock Plan and options or other grants with respect thereto may be made over a ten-year term. Options may be either incentive options, within the meaning of the Internal Revenue Code, or non-qualified options. The Stock Plan is administered by the compensation committee of the board of directors of the Company who determine the employees entitled to grants, the exercise price, which may not be less than the fair market value of the Company's common stock on the date of grant, and the other terms of options or grants. The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized.

         Had compensation cost for this plan been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                1995        1996        1997
                                                ----        ----        ----

Net Income (Loss):             As Reported   $1,606,000   $814,000   $(748,000)
                               Pro Forma     $1,589,000   $810,000   $(813,000)
Net Income (Loss) Per Share:   As Reported         $.26       $.13       $(.12)
                               Pro Forma           $.26       $.13       $(.13)

         Because the Statement 123 method of accounting has not been applied to options granted prior to August 1, 1994, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

NOTE 12 - STOCK BASED COMPENSATION PLANS (CONTINUED)

         During fiscal year 1995, 60,000 shares of common stock options were granted. During fiscal year 1996, all prior options granted from inception of the Stock Plan were replaced. The replacement options were granted with revised terms, including without limitation, three year vesting commencing in fiscal year 1996 and a range in price from $4.00 to $6.00 per share. In addition, 65,600 shares were forfeited by employees that were terminated during fiscal year 1996. During fiscal year 1997, 90,200 shares of common stock options were granted with 12,300 shares forfeited by employees that were terminated during fiscal year 1997.

         A summary of the status of the Stock Plan at July 31, 1995, 1996 and 1997 and changes during the years then ended is presented in the table and narrative below:

                                     1995                     1996                       1997
                             ----------------------  --------------------------   --------------------
                                          Weighted                     Weighted               Weighted
                              Number      Average     Number           Average     Number     Average
                                of        Exercise      of             Exercise       of      Exercise
                              Shares       Price      Shares            Price      Shares      Price
                             -------     ----------  ----------   -------------   ---------  ---------
Outstanding at beginning
     of year                 436,500       $11.00      496,500          $10.60     430,900      $5.00
Granted                       60,000        7.65       430,900           5.00       90,200      5.00
Exercised                       -            -            -                -          -           -
Forfeited                       -            -         (65,600)          11.00     (12,300)     5.00
Canceled or Expired             -            -        (430,900)          10.53        -           -
                             -------                 ----------                   ---------
Outstanding at end of year   496,500       10.60       430,900           5.00      508,800      5.00
                             -------                 ----------                   ---------
Exercisable at end of year    87,300       11.00          -                -       169,600      4.00
Weighted average fair value
        of options granted     $3.98                     $5.10                       $1.25

         Of the 508,800 options outstanding at July 31, 1997, 169,600 have exercise prices of $4.00 with a remaining contractual life of 8.7 years. All of these options are exercisable. An additional 169,600 options have exercise prices of $5.00 with a remaining contractual life of 8.7 years. The remaining 169,600 options have exercise prices of $6.00 with a remaining contractual life of 8.7 years. The Black-Scholes option pricing model used the following weighted-average assumptions for grants in 1995, 1996 and 1997, respectively: risk-free interest rates of 7, 6.6 and 5.52 percent; expected dividend yields of 0 percent for all years; expected lives of 6.6, 6.7 and 6 years; and expected volatility of 37.2 percent for all years. As a result of the Change of Control described in Notes 17 and 18, all options outstanding as of August 27, 1997 become vested and are immediately exercisable.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

NOTE 12 - STOCK BASED COMPENSATION PLANS (CONTINUED)

         The stockholders and directors of the Company have also approved a restricted share plan for directors who are not employees of the Company. A total of 50,000 shares of common stock are available for issuance under such plan. Upon grant these options will vest upon the earliest to occur of two consecutive years of board service, the death or disability of the recipient or a "change of control date" (as defined in the Company's restricted share plan)(see Note 18). During fiscal year 1994, 13,000 shares of common stock were awarded to the directors of the Company. All such shares are currently vested. At the date of grant, the share price was $11.375. Compensation expense charged to operations in fiscal year 1995 was $148,000. During fiscal 1996, the directors received the 13,000 shares previously awarded. Accordingly, the Company utilized a portion of the deferred tax asset in relation to compensation expense recognized by the directors. The Company recorded a reduction of $70,918 to net deferred tax assets with corresponding decreases in current income taxes payable of $23,338 and additional paid in capital of $47,580 in 1996.

         In February 1994, in connection with the acquisition of Audio Plus Video, the then chief financial officer of the Company was granted ten-year, non-qualified stock options to purchase 181,818 shares of the Company's common stock at an exercise price of $9.35 per share. Such options are fully vested and are presently exercisable.

         In February 1994, the Company and VSC each granted five-year non-qualified options to purchase an aggregate of 60,000 shares of the Company's common stock to the two principals of the trustee through the trust referred to below. The exercise price of such options is equal to the initial public offering price of $11 per share. Such options vested three months after the consummation of the Offering.

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

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

NOTE 12 - STOCK BASED COMPENSATION PLANS (CONTINUED)


         The principal shareholders of Holdings, through a trust, and VSC granted options to the Company's then chief executive officer, which were exercisable immediately, to acquire 138,833 outstanding shares of IPL common stock held by such shareholders at amounts which ranged between $1.80 and $5.98 per share. These shareholders also granted to the Company's then chief executive officer options to acquire a further 69,417 outstanding shares of IPL common stock, at $7.78 per share, which became exercisable if certain performance targets were met. These options expired on December 31, 1995. Given that these options contained exercise prices which were below the initial public offering price, the Company recorded in the period of the initial public offering a non-cash compensation charge to pre-tax income of $1,202,000 and a corresponding increase in additional paid-in capital of $637,000, net of taxes. At July 31, 1995, the value of the 69,417 stock options with an exercise price of $7.78 was adjusted based upon the quoted market price of the Company's common stock on that date of $4.75, which required an adjustment to compensation expense increasing pre-tax income for fiscal year 1995 by $223,000. During fiscal year 1996, the Company's then chief executive officer exercised 69,417 stock options at $1.80, at which time the quoted market price of the Company's common stock was $4.125. In connection with this transaction, the Company recorded a reduction of $77,000 to net deferred tax assets and current income taxes payable in 1996. The remaining 69,416 stock options at $5.98 expired. In connection with the expiration of these options, the Company recorded a reduction of $392,000 to net deferred tax assets and additional paid-in capital.

NOTE 13 - REGISTRATION RIGHTS

         The Company had agreed to register for sale shares of common stock held by The Equitable Life Assurance Society of the United States, Equitable Deal Flow Fund, L.P. and Equitable Capital Management Corporation ("Equitable"), upon its request. The Company had also agreed to register shares, on a pro-rata basis, held by VSC and its transferees, certain officers of the Company and principals of the trustee at such time as Equitable demands registration of its shares of common stock. In addition, the Company filed on February 14, 1997 a registration statement on Form S-3 to register 441,441 shares of common stock underlying options granted to certain officers of the Company and principals of the trustee. On February 25, 1997 the Form S-3 was amended to register an additional 152,094 shares held by VSC.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

NOTE 14 - PREFERRED STOCK

         The Company's certificate of incorporation authorizes the board of directors to issue from time to time, in one or more series, shares of preferred stock with such designations and preferences, relative voting rights (except that voting rights, if any, in respect of the election of directors shall be limited to voting with the holders of common stock, with no more than one vote per share of preferred stock), redemption, conversion, participation and other rights and qualifications, limitations and restrictions as permitted by law. The board of directors by its approval of certain series of preferred stock could adversely affect the voting power of the holders of common stock, and, by issuing shares of preferred stock with certain voting, conversion, redemption rights or other terms, could delay, discourage or make more difficult changes of control or management of the Company.

NOTE 15 - DIVIDEND POLICY

         The board of directors of the Company does not intend to declare any dividends in the foreseeable future and intends to retain all earnings in the Company to finance the growth of operations, including acquisitions. Future dividend policy will be based upon the Company's results of operations, financial condition, capital requirements and other circumstances.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

NOTE 16 - UNAUDITED QUARTERLY RESULTS

         Unaudited quarterly financial information for fiscal year 1996 and 1997 is set forth below. All dollar amounts are in thousands except per share data.

                                                            Quarter Ended
                                        -----------------------------------------------------
                                                               Company
                                        -----------------------------------------------------
                                        October 31,    January 31,    April 30,      July 31,
                                          1995           1996           1996           1996
                                        --------       --------       --------       --------
Fiscal 1996
  Revenues ......................       $ 12,202       $ 12,099       $ 12,666       $ 12,385
  Income (loss) from operations .       $  1,813       $  1,347       $  1,283       $   (601)
  Net income (loss)  ............       $    673       $    405       $    307       $   (571)
  Net income (loss) per share ...       $   0.11       $   0.07       $   0.05       $  (0.09)

                                                              Quarter Ended
                                        ------------------------------------------------------
                                                                 Company
                                        ------------------------------------------------------
                                        October 31,   January 31,      April 30,      July 31,
                                          1996           1997            1997           1997
                                        --------       --------        --------       --------
Fiscal 1997
  Revenues ......................       $ 13,776       $ 12,965        $ 14,142       $ 11,504
  Income (loss) from operations .       $  1,739       $    458        $  1,223       $   (867)
  Net income (loss) .............       $    595       $   (139)       $    285       $ (1,489)
  Net income (loss) per share ...       $   0.10       $  (0.02)       $   0.05       $  (0.25)



NOTE 17 - MERGER

         On August 27, 1997, VSC merged with and into IPL with IPL as the surviving corporation for legal purposes. At the effective time of the merger, IPL changed its name to Video Services Corporation (herein referred to as "New Video Services Corporation"). The merger was accounted for as a reverse acquisition whereby the pre-merger financial statements of VSC became the historical financial statements of New Video Services Corporation. The acquired assets and liabilities of IPL will be recorded at their respective fair market values at the date of the merger. An aggregate of 7,011,349 shares of IPL common stock were issued to VSC's stockholders in the merger (plus an additional 212,096 shares of common stock which were issued to replace an equal number of shares of IPL common stock owned by VSC which were canceled upon the merger). Such shares in the aggregate represented approximately 54.6% of the outstanding shares of common stock immediately after the merger. In connection with the merger, the IPL's chief executive officer and chief financial officer were replaced by the corresponding executives of VSC.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

NOTE 17 - MERGER (CONTINUED)

         The following presents the unaudited combined pro forma results of operations for the year ended July 31, 1997, as if the merger had occurred as of July 1, 1996 (beginning of VSC's fiscal year). The unaudited combined pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had IPL and VSC actually combined during the periods presented or of future results of operations of the combined operations.

(in thousands, except per share amounts)

                                                     1997
                                                     ----
Revenues                                            $79,390
Income from continuous operations                   $ 1,663
Income from continuous operations per share(a)      $   .13

         (a) The pro forma income from continuous operations per share is based on the weighted average number of shares outstanding after the merger of 13,238,000. The Company's pro forma net loss is approximately $25,000 which includes approximately $1,688,000 of losses from discontinued operations relating to certain subsidiaries of Video which have been discontinued in connection with the merger.


NOTE 18 - SUBSEQUENT EVENT

         In connection with the merger between IPL and VSC (see Note 17), New Video Services Corporation refinanced substantially all of IPL's and VSC's long-term indebtedness (excluding convertible subordinated debt, note payable to CCL and obligations under capital leases), line of credit, with a $33 million term loan and a $17 million revolving line of credit. The new facility bears interest at: (i) the lenders' prime rate minus 1.00% or (ii) LIBOR plus a number of basis points based upon New Video Services Corporation's leverage ratio (funded debt divided by EBITDA), which is initially LIBOR plus 1.75% (New Video Services Corporation has the option to choose the applicable interest rate). Principal payments of $1 million per quarter in respect of the term loan portion of the facility are due beginning December 31, 1997. Such quarterly principal payments increase to $1.25 million per quarter on December 31, 1998 and then increase to $1.75 million per quarter on December 31, 1999 and then further increase to $2.0 million per quarter on September 30, 2001 with a balloon payment of $3.75 million in respect of the term loan portion of the facility due on September 30, 2002. The facility is secured by all of the assets of New Video Services Corporation and its subsidiaries (after giving effect to the merger). No significant gain or loss resulted from the refinancing. The facility contains covenants which require New Video Services Corporation to maintain certain financial ratios, prohibit dividends and similar payments and restrict the incurrence of other indebtedness. The facility is guaranteed by all of New Video Services Corporation's subsidiaries (after giving effect to the merger).

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

NOTE 18 - SUBSEQUENT EVENT (CONTINUED)

         The proceeds of the new facility were used as follows: approximately $23.4 million to refinance IPL's outstanding long-term indebtedness, approximately $3.6 million to refinance VSC's outstanding long-term indebtedness and approximately $1.8 million to refinance VSC's outstanding short-term line of credit. Approximately $3.5 million was used to pay the fees and expenses incurred in connection with the merger. The remainder of the facility (approximately $17.7 million) will be used for future working capital requirements and general corporate purposes.

         Also in connection with the merger, the IPL's long term incentive plan was replaced by New Video Services Corporation's 1997 Long Term Incentive Plan (the "1997 Plan"). The plans are similar in their terms except, among other things, that under the 1997 Plan, the aggregate number of shares of IPL common stock issuable has been increased to 735,000, stock options (other than incentive stock options) may be issued under the 1997 Plan below the fair market value of the underlying IPL common stock on the date of grant, awards may be granted under the 1997 Plan to consultants and independent contractors performing services for New Video Services Corporation. Certain other revisions were made in the 1997 plan as a result of recent changes in federal securities laws relating to equity compensation plans and to conform the 1997 plan to the requirements of Internal Revenue Code Section 162(m). The merger was deemed a Change in Control under IPL's former long term incentive plan, and, as a result of the merger, all stock options outstanding at the time of the merger become vested and are immediately exercisable.

                   INTERNATIONAL POST LIMITED AND SUBSIDIARIES

                              SUPPLEMENTAL SCHEDULE


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                                      Additions
                                               Balance at             Charged to                                   Balance at
                                              Beginning of            Costs and             Deductions               End of
                                                  Year                 Expenses             Write-Offs                Year
                                              -----------             ----------            ----------             ----------
  For the year ended July 31, 1995:
    Allowance for doubtful
    accounts and volume discounts .......       $569,877               $184,771               $138,894               $615,754
                                                ========               ========               ========               ========

July 31, 1996:
 Allowance for doubtful
   accounts and volume discounts ........       $615,754               $231,983               $123,172               $724,565
                                                ========               ========               ========               ========

July 31, 1997:
 Allowance for doubtful
   accounts and volume discounts ........       $724,565               $114,235               $ 95,531               $743,269
                                                ========               ========               ========               ========

                                  EXHIBIT INDEX

                                                                                  SEQUENTIALLY
                                                                                     NUMBERED
EXHIBIT NUMBER                             EXHIBITS                                    PAGE

    2.1*       Acquisition Agreement dated as of December 23, 1993 among the
               Company, VSC Video Corporation, Waterfront Communications
               Corporation, Martin Audio-Video Corporation, Atlantic Satellite
               Communications, Inc., A.F. Associates, Inc. and Video Services
               Corporation.

    2.2 Stock Purchase Agreement, dated as of May 4, 1995, by and among the Company, The Post Edge, Inc. and all of the stockholders of The Post Edge, Inc., including the exhibits thereto but excluding the schedules thereto (incorporated by reference to exhibit number 2.1 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    2.3 Stock Purchase Agreement, dated as of April 25, 1995, by and among the Company, The Big Picture Editorial, Inc., Even Time
               Ltd., BP Partnership, ET Partnership, BPET Partnership, Barbara
               D'Ambrogio, David D'Ambrogio, Gregory Letson, Michael Schenkein,
               Leonard Smalheiser, Jane Stuart and Big Picture/Even Time
               Limited, including the exhibits thereto but excluding the schedules thereto (incorporated by reference to exhibit number
               2.2 contained in the Company's Current Report on Form 8-K, dated
               May 18, 1995).

    2.4 Agreement and Plan of Merger, dated as of June 27, 1997, by and among International Post Limited, Video Services Corporation and
               Louis H. Siracusano, Arnold P. Ferolito and Donald H. Buck
               (incorporated by reference to exhibit number 10.57 contained in the Company's Current Report on Form 8-K, dated July 7, 1997).

    3.1        Certificate of Incorporation of the Company, as amended.

    3.2+       By-Laws of the Company.

    4.1        Form of 4% Convertible Subordinated Note of the Company
               (incorporated by reference to the exhibit of the same number contained in the Company's Current Report on Form 8-K, dated May
               18, 1995).

    10.1*(M)   Form of Employment Agreement between Martin Irwin and the
               Company.

    10.2*(M)   Form of Employment Agreement between Jeffrey J. Kaplan and the
               Company.

    10.3*(M)   Form of Employment Agreement between Adrien Macaluso and the
               Company.

    10.4*(M) Form of International Post Group Inc. Long-term Incentive Plan, together with form of International Post Group Inc. Stock Option
               Agreement.

    10.5*(M)   Form of International Post Group Inc. Restricted Share Plan for
               Directors, together with form of Restricted Share Agreement.

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

    10.18**    Promissory Note, dated July 31, 1992, made by MTE Co. in favor of
               P.C. Leasing, a division of Phoenixcor, Inc.

    10.19*     Form of Services Agreement between VSC and Manhattan Transfer.

    10.20*     Form of Services Agreement between VSC and Audio Plus Video.

    10.21*     Form of Roll-Up and Exchange Agreement among Holdings, VSC Video,
               Inc., Video Services Corporation, the Company and Manhattan
               Transfer.

    10.22**(M) Form of Stock Option Agreement among VSC, Holdings and Martin
               Irwin.

    10.23**(M) Form of Stock Option Agreement between the Company and Jeffrey J.
               Kaplan.

    10.24**    Form of Settlement Agreement between Apollo and Holdings.

    10.25**    Form of Services and Option Agreement between Holdings and
               Kenneth F. Gorman.

    10.26**    Form of Services and Option Agreement between Holdings and
               Terrence A. Elkes.

    10.27**    Form of Stock Option Agreement between VSC and Kenneth F. Gorman.

    10.28**    Form of Stock Option Agreement between VSC and Terrence A. Elkes.

    10.29**(M) Form of Stock Option Agreement between the Company and Kenneth F.
               Gorman.

    10.30**(M) Form of Stock Option Agreement between the Company and Terrence
               A. Elkes.

    10.31**    Consent and Authorization, dated December 23, 1993, by Martin
               Irwin, Jeffrey J. Kaplan, Adrien Macaluso, Terrence A. Elkes,
               Kenneth F. Gorman, VSC, the Company, Holdings and Apollo.

    10.32++(M) Employment Agreement, dated as of April 21, 1994, between the
               Company and Daniel Rosen.

    10.33++(M) Stock Option Agreement, dated as of April 21, 1994, between the
               Company and Daniel Rosen.

    10.34(M)   Consulting Agreement, dated as of May 4, 1995, between The Post
               Edge, Inc. and Michael Orsburn (incorporated by reference to exhibit number 10.1 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    10.35(M)   Employment Agreement, dated as of May 4, 1995, among Big
               Picture/Even Time Limited, the Company and Barbara D'Ambrogio
               (incorporated by reference to exhibit number 10.2 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    10.36(M)   Employment Agreement, dated as of May 4, 1995, among Big
               Picture/Even Time Limited, the Company and David D'Ambrogio
               (incorporated by reference to exhibit number 10.3 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    10.37(M)   Employment Agreement, dated as of May 4, 1995, among Big
               Picture/Even Time Limited, the Company and Gregory Letson
               (incorporated by reference to exhibit number 10.4 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    10.38(M)   Employment Agreement, dated as of May 4, 1995, among Big
               Picture/Even Time Limited, the Company and Michael Schenkein
               (incorporated by reference to exhibit number 10.5 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    10.39(M)   Employment Agreement, dated as of May 4, 1995, among Big
               Picture/Even Time Limited, the Company and Leonard Smalheiser
               (incorporated by reference to exhibit number 10.6 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    10.40(M)   Employment Agreement, dated as of May 4, 1995, among Big
               Picture/Even Time Limited, the Company and Jane Stuart
               (incorporated by reference to exhibit number 10.7 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    10.41      Put/Call Agreement, dated as of May 4, 1995, between Gregory
               Letson and the Company (incorporated by reference to exhibit number 10.8 contained in the Company's Current Report on Form
               8-K, dated May 18, 1995).

    10.42      Pledge Agreement, dated as of May 4, 1995, by and among BP
               Partnership, ET Partnership, Barbara D'Ambrogio, David
               D'Ambrogio, Michael Schenkein, Leonard Smalheiser, Jane Stuart and the Company (incorporated by reference to exhibit number 10.9 contained in the Company's Current Report on Form
               8-K, dated May 18, 1995).

    10.43      Pledge Agreement, dated as of May 4, 1995, by and between Gregory
               Letson and the Company (incorporated by reference to exhibit number 10.10 contained in the Company's Current Report on Form
               8-K, dated May 18, 1995).

    10.44      Escrow Agreement, dated as of May 4, 1995, by and among ET
               Partnership, David D'Ambrogio, Barbara D'Ambrogio, the Company and Cowan, Gold, DeBaets, Abrahams & Sheppard, as Escrow Agent
               (incorporated by reference to exhibit number 10.11 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    10.45      Escrow Agreement, dated as of May 4, 1995, by and among BP
               Partnership, Michael Schenkein, Leonard Smalheiser, Jane Stuart,
               Gregory Letson, the Company and Cowan, Gold, DeBaets, Abrahams &
               Sheppard, as Escrow Agent (incorporated by reference to exhibit number 10.12 contained in the Company's Current Report on Form
               8-K, dated May 18, 1995).

    10.46 Credit Agreement, dated as of May 4, 1995, by and among the Company, The Bank of New York, in its capacity as a Lender, as the Issuer and as the Agent, and Fleet Bank, as a Lender
               (incorporated by reference to exhibit number 10.13 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

    10.47 Security Agreement, dated as of May 4, 1995, by and between the Company and The Bank of New York, as Agent (incorporated by reference to exhibit number 10.14 contained in the Company's
               Current Report on Form 8-K, dated May 18, 1995).

    10.48 Guaranty, dated as of May 4, 1995, by and among the Persons party thereto and The Bank of New York, as Agent (incorporated by reference to exhibit number 10.15 contained in the Company's
               Current Report on Form 8-K, dated May 18, 1995).

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

    10.51***   Agreement, dated as of June 7, 1993, by and between MTV Latin
               America, Inc. and The Post Edge, Inc.

    10.52***   Agreement, dated as of December 9, 1993, by and between Discovery
               Communications, Inc. and The Post Edge, Inc., and Amendment No. 1 thereto.

    10.53+++   Amendment No. 3, dated as of November 30, 1995, to the Credit
               Agreement, dated as of May 4, 1995, by and among the Company, the Lenders party thereto and The Bank of New York, as the Issuer and as Agent.

    10.54+++   Amendment No. 4, dated as of October 3, 1996, to the Credit
               Agreement, dated as of May 4, 1995, by and among the Company, the Lenders party thereto and The Bank of New York, as the Issuer and as Agent.

    10.55+++   Amendment No. 1, dated as of September 15, 1995, to the
               Agreement, dated as of June 7, 1993, by and between MTV Latin
               America, Inc. and The Post Edge, Inc.

    10.56+++ Assignment and Acceptance Agreement, dated as of August 22, 1996, by and between Fleet Bank, N.A. (formerly known as NatWest Bank,
               N.A.) and KeyBank of New York.

    10.57 Voting Agreement, dated as of June 27, 1997, by and among International Post Limited, Video Services Corporation, Terrence
               A. Elkes, The Equitable Life Assurance Society of the United
               States, Equitable Deal Flow Fund, L.P., Louis H. Siracusano,
               Arnold P. Ferolito and Donald H. Buck (incorporated by reference to exhibit number 10.58 contained in the Company's Current Report on Form 8-K, dated July 7, 1997).

    10.58 Asset Purchase Agreement, dated as of January 22, 1997, by and among Cognitive Communications, Inc., Susan Wiener, Michael
               Rudnick and Cognitive Communications, LLC (incorporated by reference to exhibit number 10.1 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).

    10.59 Agreement, dated as of January 22, 1997, by and among the Company, Susan Wiener, Michael Rudnick, Cognitive Communications,
               Inc. and David Leveen (incorporated by reference to exhibit number 10.2 contained in the Company's Quarterly Report on Form
               10-Q for the quarterly period ended January 31, 1997).

    10.60(M) Employment Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC and Susan Wiener (incorporated by reference to exhibit number 10.3 contained in the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               January 31, 1997).

    10.61(M) Employment Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC and Michael Rudnick (incorporated by reference to exhibit number 10.4 contained in the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               January 31, 1997).

    10.62(M) Employment Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC and David Leveen (incorporated by reference to exhibit number 10.5 contained in the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               January 31, 1997).

    10.63 Put Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC, the Company, Susan Wiener, Michael
               Rudnick and David Leveen (incorporated by reference to exhibit number 10.6 contained in the Company's Quarterly Report on Form
               10-Q for the quarterly period ended January 31, 1997).

    10.64      Sale Option Agreement, dated as of January 22, 1997, by and among
               Cognitive Communications, LLC and Susan Wiener (incorporated by reference to exhibit number 10.7 contained in the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               January 31, 1997).

    10.65      Sale Option Agreement, dated as of January 22, 1997, by and among
               Cognitive Communications, LLC and Michael Rudnick (incorporated by reference to exhibit number 10.8 contained in the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               January 31, 1997).

    10.66      Sale Option Agreement, dated as of January 22, 1997, by and among
               Cognitive Communications, LLC and David Leveen (incorporated by reference to exhibit number 10.9 contained in the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               January 31, 1997).

    10.67(M) Incentive Compensation Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC, Susan Wiener, Michael
               Rudnick and David Leveen (incorporated by reference to exhibit number 10.10 contained in the Company's Quarterly Report on Form
               10-Q for the quarterly period ended January 31, 1997).

    10.68(M) Form of Incentive Option Agreement, undated, by and between Cognitive Communications, LLC and Optionee (incorporated by reference to exhibit number 10.11 contained in the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               January 31, 1997).

    10.69(M)   Consulting Agreement, dated February 15, 1997, by and among the
               Company and Jeffrey J. Kaplan (incorporated by reference to exhibit number 10.12 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).

    10.70 Stock Resale Agreement, dated as of August 26, 1997, by and among the Company, Louis H. Siracusano, Donald H. Buck and Arnold P.
               Ferolito.

    10.71 Registration Rights Agreement, dated as of August 26, 1997, by and among the Company, Louis H. Siracusano, Donald H. Buck and
               Arnold P. Ferolito.

    10.72(M) Employment Agreement, dated as of August 26, 1997, by and between the Company and Louis H. Siracusano.

    10.73(M) Employment Agreement, dated as of August 26, 1997, by and between the Company and Donald H. Buck.

    10.74 Losses Escrow Agreement, dated as of August 26, 1997, by and among the Company, Louis H. Siracusano, Donald H. Buck, Arnold P.
               Ferolito and IBJ Schroder Bank & Trust Company.

    10.75(M) Agreement, dated as of August 26, 1997, by and between the Company and Martin Irwin.

    10.76(M) Agreement, dated as of August 26, 1997, by and between the Company and Arnold P. Ferolito.

    16.1       Arthur Andersen LLP letter re: change in certifying accountant
               (incorporated by reference to the exhibit of the same number contained in the Company's Current Report on Form 8-K, dated
               September 4, 1997).

    21.1       Subsidiaries of the Company.

    23.1       Consent of Arthur Andersen LLP.

    23.2       Consent of Ernst & Young LLP.

    27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed.

---------------------

* Incorporated by reference to the exhibit of the same number contained in Amendment No. 4 to IPL's Registration Statement on Form S-1 (the "Registration Statement"), filed with the Securities and Exchange Commission (the "SEC") on February 4, 1994.

+ Incorporated by reference to the exhibit of the same number contained in Amendment No. 1 to IPL's Registration Statement filed with the SEC on October 21, 1993.

** Incorporated by reference to the exhibit of the same number contained in Amendment No. 3 to IPL's Registration Statement filed with the SEC on January 10, 1994.

++ Incorporated by reference to the exhibit of the same number contained in IPL's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

*** Incorporated by reference to the exhibit of the same number contained in IPL's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

+++ Incorporated by reference to the exhibit of the same number contained in IPL's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

(M) Management contract or compensatory plan or arrangement.