Form 10-Q
period 1997-09-30
VIDEO SERVICES CORP
filed 1997-11-14
CIK 913888

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                        Commission File Number
September 30, 1997                                             0-23388

                           VIDEO SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                    13-3735647
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                               240 Pegasus Avenue
                              Northvale, New Jersey
                                      07647
         (Address of principal executive offices, including zip code)

                                 (201) 767-1000
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class
Common Stock,                                 Outstanding as of November 7, 1997
$.01 par value                                                 13,238,307 shares

                           VIDEO SERVICES CORPORATION

                                      INDEX

PART I.           FINANCIAL INFORMATION

          The audited consolidated financial information at June 30, 1997 and the unaudited consolidated financial information at September 30, 1997 and for the three month period ended September 30, 1997 and 1996 relate to Video Services Corporation and its subsidiaries.


          Item 1. FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheet as of June 30, 1997 and September 30, 1997

                  Condensed Consolidated Statements of Income for the three months ended September 30, 1997 and 1996

                  Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1997 and 1996

                  Condensed Consolidated Statement of Stockholders' Equity for the three months ended September 30, 1997

                  Notes to Condensed Consolidated Financial Statements

         Item 2.  MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF RESULTS OF OPERATIONS
                  AND FINANCIAL CONDITION

PART II.          OTHER INFORMATION

         Item 2.  CHANGES IN SECURITIES AND USE
                  OF PROCEEDS

         Item 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

EXHIBIT INDEX

                         PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                  VIDEO SERVICES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   As of June 30, 1997 and September 30, 1997

                             (dollars in thousands)


                                                                            June 30,  September 30,
ASSETS                                                                        1997        1997
                                                                            --------  -------------
Current assets:
          Cash and cash equivalents ......................................  $    390    $     88
          Accounts receivable, net .......................................     6,173      12,364
          Inventories ....................................................       688         590
          Costs and estimated earnings in excess of billings on
             uncompleted contracts .......................................       363         823
          Deferred income taxes ..........................................       674       1,656
          Prepaid expenses and other current assets ......................       574       1,623
                                                                            --------    --------
                    Total current assets .................................     8,862      17,144

Fixed assets, net ........................................................     5,852      38,263
Excess of cost over fair value of net assets acquired, net ...............        --      20,669
Receivable from affiliates ...............................................     1,192          --
Receivable from officers .................................................       211          --
Deferred income taxes ....................................................       622       3,929
Net assets to be disposed ................................................       634          --
Other assets .............................................................     3,428       2,141
                                                                            ========    ========
                    Total assets .........................................  $ 20,801    $ 82,146
                                                                            ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Accounts payable and accrued expenses ..........................  $  7,812    $  6,399
          Billings in excess of costs and estimated
              earnings on uncompleted contracts ..........................       462         268
          Current portion of long-term debt ..............................       149       4,698
          Income taxes payable ...........................................        --         341
          Other current liabilities ......................................     1,789       3,771
                                                                            --------    --------
                    Total current liabilities ............................    10,212      15,477

Long-term debt ...........................................................     5,330      34,596
Subordinated debt ........................................................        --       5,299
Deferred and other taxes payable .........................................     2,017       3,365
Payable to affiliates ....................................................        --          26
Other liabilities ........................................................       509       2,762
                                                                            --------    --------
                    Total liabilities ....................................    18,068      61,525
                                                                            --------    --------

Commitments and contingencies

Stockholders' equity:
          Preferred stock: $01 par value - 3,000,000 shares
                 authorized; no shares outstanding at September 30,1997 ..        --          --
          Common stock: $01 par value - 7,500,000 and 15,000,000
                 shares authorized; 2,678,162 and 13,238,307 shares issued
                 and outstanding at June 30, 1997 and September 30, 1997,
                 respectively ............................................       103         132
          Additional paid-in-capital .....................................       419      20,498
          Retained earnings (deficit) ....................................     2,211          (9)
                                                                            --------    --------
                    Total stockholders' equity ...........................     2,733      20,621
                                                                            ========    ========
                    Total liabilities and stockholders' equity ...........  $ 20,801    $ 82,146
                                                                            ========    ========

                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

             For the Three Months ended September 30, 1996 and 1997

                (dollars in thousands, except per share amounts)

                                                                   Three          Three
                                                               Months Ended   Months Ended
                                                               September 30,  September 30,
                                                                   1996           1997
                                                               -------------  -------------
Revenues:
     Sales ...................................................  $     3,510   $     4,175
     Services ................................................        2,328         6,858
     Rentals .................................................          889           504
                                                                -----------   -----------
                                                                      6,727        11,537
Costs:
     Costs of sales ..........................................        2,441         2,701
     Costs of services .......................................        1,236         3,609
     Costs of rentals ........................................          327           131
                                                                -----------   -----------
                                                                      4,004         6,441

Depreciation .................................................          410           950
                                                                -----------   -----------
Gross profit .................................................        2,313         4,146

Selling, general and administrative expenses .................        1,519         2,751

Amortization .................................................            4            83
                                                                -----------   -----------
Operating income from continuing operations ..................          790         1,312

Other (expense) income:

          Interest expense ...................................         (119)         (543)

          Interest income and other ..........................           17            31
                                                                -----------   -----------
Income before income taxes and discontinued operations .......          688           800

Income tax expense ...........................................          303           367
                                                                -----------   -----------
Income from continuing operations ............................          385           433

Discontinued operations:
          Loss from operations of Diversified Products segment
               (less applicable income tax benefit of $137) ..         (240)           --
                                                                -----------   -----------
Net income ...................................................  $       145   $       433
                                                                ===========   ===========
Income from continuing operations per share ..................  $      0.05   $      0.05
                                                                ===========   ===========
Loss from discontinued operations per share ..................  $     (0.03)  $        --
                                                                ===========   ===========
Net income per share .........................................  $      0.02   $      0.05
                                                                ===========   ===========
Dividend per share ...........................................  $        --   $      0.28
                                                                ===========   ===========
Weighted average number of shares outstanding ................    7,011,349     9,380,300
                                                                ===========   ===========

                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Three Months ended September 30, 1996 and 1997

                             (dollars in thousands)

                                                        Three          Three
                                                     Months Ended   Months Ended
                                                    September 30,  September 30,
                                                         1996           1997
                                                    -------------  -------------
Operating Activities
Net cash used in operating activities .............   $   (568)    $ (5,878)

Investing Activities
Additions to fixed assets .........................     (1,443)        (696)
Proceeds from sale of fixed assets ................         --            4
Decrease in obligations from affiliates ...........        625           78
                                                      --------     --------
Net cash used in  investing activities ............       (818)        (614)

Financing Activities
Proceeds from borrowings ..........................      2,014       35,015
Repayments of borrowings ..........................     (1,148)     (30,268)
Cash contributed by merger ........................         --        1,443
                                                      --------     --------
Net cash provided by financing activities .........        866        6,190

Net decrease in cash ..............................       (520)        (302)

Cash and cash equivalents, beginning of period ....        520          390

                                                      ========     ========
Cash and cash equivalents, end of period ..........   $     --     $     88
                                                      ========     ========

                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  For the Three Months ended September 30, 1997

                             (dollars in thousands)

                                                Common      Common                 Retained
                                                Stock       Stock      Paid-In     Earnings
                                                Shares      Amount     Capital     (Deficit)      Total
                                             ------------------------------------------------------------
Balance at June 30, 1997 ..................   2,678,162  $      103  $      419   $    2,211   $    2,733

Exchange of common stock with merger of IPL   4,333,187          29         (29)          --           --

Common stock received in merger with IPL ..   6,226,958          --      21,172           --       21,172

Real estate partnerships contributed ......          --          --      (1,263)          --       (1,263)

Issuance of stock options .................          --          --         199           --          199

Dividend to shareholders ..................          --          --          --       (2,653)      (2,653)

Net income ................................          --          --          --          433          433
                                             ------------------------------------------------------------
Balance at September 30, 1997 .............  13,238,307  $      132  $   20,498   $       (9)  $   20,621
                                             ============================================================

                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Basis of Presentation

      The accompaning unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. The unaudited interim financial information should be read in conjunction with the Video Services Corporation's ("the Company's") audited consolidated financial statement as of and for the year ended June 30, 1997 included in the Company's Form 8-K/A.

      On August 27, 1997, the Company merged with and into International Post Limited ("IPL") with IPL as the surviving corporation ("The Merger"). At the effective time of the merger, IPL changed its name to Video Services Corporation. The merger was accounted for as a reverse acquisition whereby the pre-merger financial statements of the Company became the historical financial statements of the successor. As such, the net assets of IPL have been recorded at fair value. An aggregate of 7,011,349 shares of IPL common stock were issued to the Company's stockholders in the merger (plus an additional 212,096 shares of common stock which were issued to replace an equal number of shares of common stock owned by the Company which were canceled upon the merger). Such shares in the aggregate represented approximately 54.6% of the outstanding shares of Common Stock immediately after the merger.

      At the time of the merger, IPL had combined assets of $45,231, consisting of cash and cash equivalents ($1,451), net accounts receivable ($9,885), prepaid and other current assets ($1,349), net fixed assets ($29,474), net deferred tax asset ($2,323), and other long-term assets ($749). The combined liabilities consisted of accounts payable and accrued payables ($4,328), long-term debt ($30,464), other current liabilities ($1,901), and other liabilities ($1,463).

      The Company recorded goodwill of $20,291, in connection with the merger, which is being amortized over 25 years.

      In connection with, and as a condition to the merger, immediately prior to the merger, the Diversified Products segment was spun-off to the Company's stockholders in a non-cash dividend of approximately $2,653. Immediately prior to the merger the principal stockholders of the Company contributed (the "Contribution") the stock of two Subchapter S corporations holding all of the general and limited partnership interests in Mal Partners and L.I.M.A. Partners, which partnerships owned real estate and equipment which was leased solely to the Company and IPL. The Contribution, which represents a transfer between entities under common control, has been recorded at the lower of historical amortized cost or fair value.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (continued)


Note 1 - Basis of Presentation (continued)

      The Subchapter S corporations, through their ownership of MAL Partners and L.I.M.A. Partners, at the time of the contribution had combined assets of $3,793, consisting of cash and cash equivalents ($-8), net accounts receivable ($9), prepaid expenses and other current assets ($73), buildings, satellite equipment and land ($3,198), and other long-term assets ($521). The combined liabilities consisted of accounts payable and accrued expenses ($54), mortgage obligations ($3,588), deferred taxes ($18), and other current liabilities ($29).

      The following presents the unaudited combined pro forma results of operations for the three month periods ended September 30, 1996 and 1997, as if the merger and contribution had occurred as of July 1, 1996 and July 1, 1997, respectively. The unaudited combined pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had IPL and the Company actually combined during the periods presented or of future results of operations of the combined operations.

                (dollars in thousands, except per share amounts)

                                                   1996            1997
                                                   ----            ----

Revenues                                         $20,454         $19,265
Income from continuing operations                  1,189             513
Income from continuing operations per share          .09             .04
Net income                                           949             513
Net income per share                                 .07             .04

      The pro forma income from continuing operations and net income per share are based on the weighted average number of shares outstanding after the merger of 13,238,307. Included in the net income for the period ended September 30, 1996 is approximately $240 of loss from discontinued operations relating to certain subsidiaries (Diversified Products segment) of the Company which have been discontinued in connection with the merger.

Note 2 - Inventories

      Inventories, which consist of system components and equipment, are valued at the lower of specific cost or market; tape stock is valued at the lower of cost or market on a FIFO basis.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (continued)


Note 3 - Accounts Receivable

                                                    June 30,      September 30,
                                                      1997            1997
                                                    --------      -------------
Accounts Receivable, trade .....................    $ 6,475         $13,419
Less: Allowance for doubtful accounts ..........        302           1,055
                                                    -------         -------
                                                    $ 6,173         $12,364
                                                    =======         =======

Note 4 - Fixed Assets

      Fixed assets, at cost, including equipment under capitalized leases, summarized by major categories consist of the following:

                                                    June 30,      September 30,
                                                      1997            1997
                                                    --------      -------------
Machinery and equipment ..........................  $17,539          $60,389
Leasehold improvements ...........................    2,461           16,206
Furniture and fixtures ...........................      597            2,699
Transportation equipment .........................      195              250
Building .........................................       --            3,531
Land .............................................    1,000            1,967
Equipment under capital leases ...................      170            2,074
                                                    -------          -------
                                                     21,962           87,116
Less: Accumulated depreciation ...................   16,110           48,853
                                                    -------          -------
                                                    $ 5,852          $38,263
                                                    =======          =======

Note 5 - Earnings Per Share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), which is effective for financial statements for periods ending after December 15, 1997, and requires retroactive restatement of all earnings per share data. SFAS 128 requires replacement of primary and fully diluted earnings per share with basic and diluted earnings per share. For the current and comparative prior three-month periods, SFAS 128 would have had no impact on earnings per share.

Note 6 - Segment Data

      In June 1997 the Financial Accounting Standards Board issued FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 requires that segment data be disclosed based on how management makes decisions about allocating resources to segments and measuring their performance. While the Company is studying the application of the disclosure provisions, it does not expect this statement to materially affect its financial position or results of operations. This Statement will become effective for the fiscal year ending June 30, 1999.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (continued)


Note 7 - Long-Term Debt

                                                       June 30,   September 30,
                                                         1997         1997
                                                       --------   -------------
Senior secured term loan ...........................   $  --         $33,000
Senior secured revolving credit loan ...............     1,861         2,000
Cognitive Communications, Inc. note payable ........      --             148
Notes payable to credit institutions bearing
  interest at 10.0%-13.0% ............................   2,655          --
Notes payable to equipment manufacturer bearing
  interest at 8.65%-12.25% ...........................     374          --
Mortgage payable to credit institution
  bearing interest at prime plus 1% ..................     517         2,586

Capitalized lease obligations ......................        72         1,560
                                                       -------       -------
                                                         5,479        39,294
Less: Current maturities ...........................       149         4,698
                                                       =======       =======
                                                       $ 5,330       $34,596
                                                       =======       =======

In connection with the merger, the Company refinanced all IPL's and the Company's long-term indebtedness, (excluding capital lease obligations, the Company's mortgage payable, IPL's subordinated debt and IPL's note payable with Cognitive Communications, LLC ) including lines of credit, with a $33,000 term loan and a $17,000 revolving line of credit. The Company's current debt obligations at June 30, 1997 were approximately $3,900 after giving effect to the merger, refinancing and contribution of two Subchapter S corporations owned by the principal stockholders of the Company (see Note 1), which was less than IPL's pre-refinancing current portion of long- term debt of approximately $4.200. Consequently, all of the Company's debt at June 30, 1997, excluding current capital lease obligations and mortgage payable, have been classified as long-term.

      The Company had a short-term line of credit of $2,100 at June 30, 1997, under which $1,861 was outstanding.

      Senior Secured Long-Term Debt - The Company established a $33,000 senior secured term loan (the "Term Loan") and the Revolving Loan (as defined herein), with a five-year facility provided by KeyBank, as the agent bank (the "Facility") which are secured by all assets of the Company and its existing and future directly and indirectly owned subsidiaries. The Term Loan and the Revolving Loan bear interest at the lenders' prime rate minus 1.00% or LIBOR (London Interbank Offered Rate) plus a number of

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (continued)

Note 7 - Long-Term Debt (continued)

basis points based upon the Company's leverage ratio (funded debt divided by EBITDA), which is initially LIBOR plus 1.75%. Principal payments of $1,000 per quarter in respect of the term loan portion of the facility are due beginning December 31, 1997. Such quarterly principal payments increase to $1,250 per quarter on December 31, 1998 and then increase to $1,750 per quarter on December 31, 1999 and then further increase to $2,000 per quarter on September 30, 2001 with a balloon payment of $3,750 in respect of the term loan portion of the facility due on September 30, 2002. The facility contains various covenants which require the Company to maintain certain financial ratios, prohibit dividends and similar payments and restrict the incurrence of other indebtedness. The facility is guaranteed by all of the Company's subsidiaries. The Company's Term Loan rate was 7.5% at September 30, 1997.

      Revolving Credit Facility - The Company established a $17,000 senior secured revolving credit facility (the "Revolving Loan") with KeyBank. The Company has outstanding direct borrowings of $2,000 under the Revolving Loan at September 30, 1997. The Company also has outstanding under the Revolving Loan letters of credit of approximately $1,096 at September 30, 1997. The Company's weighted average interest rate was 7.48% at September 30, 1997.

      Subordinated Debt - The Company, in connection with the merger of IPL assumed the $6,350 principal amount of eight year convertible subordinated notes, due May 4, 2003, with an interest rate of 4.0%, convertible at $14 per share after five years and redeemable after six years. The debt was valued at $4,890 at May 5, 1995 using an effective rate of 8.34%. The valuation discount is being amortized over the life of the notes.

      Also, in connection with the merger and Contribution, the Company assumed additional long-term indebtedness of $3,842, consisting of a note payable to Cognitive Communications, Inc ($196), mortgage payable ($2,103) and capital lease obligations ( $1,543).

Note 8 - Discontinued Operations

      On January 2, 1997, management, which had the authority to approve the action, committed the Company to a formal plan to discontinue the operations of its Diversified Products segment as a condition to the merger with IPL (see Note
1). In August 27, 1997, immediately prior to the merger, the Company spun-off the operations of its Diversified Products segment to the shareholders of the Company.

      Losses from the discontinued Diversified Products segment amounted to $240 for the three month period ended September 30, 1996, net of applicable income tax benefit of $137, and is shown separately in the consolidated statements of operation.

      Revenues of the discontinued operations of the Diversified Products segment were $2,956 and $1,421 for the three month period ended September 30, 1996 and 1997, respectively.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (continued)


Note 9 - Weighted Average Number of Shares Outstanding

      The weighted average number of shares outstanding for the three months ended September 30, 1996, reflects the amount of IPL shares (7,011,349) the Company received in connection with the merger with IPL. The weighted average number of shares for the three months ended September 30, 1997 reflects the 7,011,349 shares plus the 6,226,958 shares contributed by IPL in connection with the merger.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         (in thousands, except share amounts)

General

      On August 27, 1997, Video Services Corporation ("Video") merged with and into International Post Limited ("IPL") with IPL being the surviving corporation (the "Merger"). At the effective time of the Merger, IPL changed its name to Video Services Corporation. References herein to the "Company" refer to the combined company after giving effect to the Merger. The Merger was accounted for as a reverse acquisition whereby the pre-Merger financial statements of Video became the historical financial statements of the Company. As a result of the Merger, the results of operations and cash flows reported for the Company for the three months ended September 30, 1997 are not necessarily comparable to those for the three months ended September 30, 1996. The results of operations and cash flows as reported represent those of the Company for the three month periods ended September 30, 1997 and 1996, and include the results of operations and cash flows of IPL from the date of the Merger through September 30, 1997. In addition, in August 1997 and prior to the Merger: (i) Video discontinued the operations of its Diversified Products segment through a spinoff of the Diversified Products segment to Video's stockholders and (ii) the principal stockholders of Video contributed by merger (the "Contribution") the stock of two Subchapter S corporations holding all of the general and limited partnership interests in MAL Partners and L.I.M.A. Partners, which partherships owned real estate and equipment which was leased solely to Video and IPL. The Contribution, which represents a transfer between entities under common control, has been recorded at the lower of historical amortized cost or fail value. See Note 1 to the Company's unaudited condensed consolidated financial statements included herein. The following discussion and analysis should be read in conjunction with such historical consolidated financial statements and the notes thereto.

Overview

      The Company's business is currently divided into three segments: (i) Satellite and Fiber Optic Transmission Services ("Transmission Services"), (ii) Systems and Products and (iii) Production Services. The Transmission Services segment integrates and distributes broadcast quality video content via a satellite and fiber optic transmission network routed through its digital/analog switching center. The Systems and Products segment designs, engineers and produces advanced video facilities for the broadcast and cable television, post-production and professional markets and rents professional video equipment to the sports, entertainment and other segments of the broadcast and cable television and professional markets. The Production

Services segment is an international provider of technical and creative services to owners, producers and distributors of television programming and other programming content.

Discontinued Operations

      On January 2, 1997, Video's management, which had the authority to approve the action, committed Video to a formal plan to discontinue the operations of its Diversified Products segment as a condition to the Merger. In August 1997 and prior to the Merger, Video spun off the Diversified Products segment to Video's stockholders. (See Note 8).

Results of Continuing Operations

      Three Months Ended September 30, 1997 compared to Three Months Ended September 30, 1996.

      Total revenues increased by $4,810 to $11,537 in 1997 from $6,727 in 1996. Revenues from services increased by $4,530 to $6,858 in 1997 from $2,328 in 1996. $4,413 of the $6,858 of 1997 services revenue was attributable to post-Merger contribution to revenues from services provided by IPL. Revenues from services other than those provided by IPL increased by 5.0% to $2,445 in 1997 from $2,328 in 1996. This increase was due primarily to an increase in the number of customers connected to the Company's satellite and fiber optic network and the receipt of additional transmission revenues from existing customers, which was partially offset by a decrease in syndication revenues due to programming cancellations. Revenues from sales increased by 18.9% to $4,175 in 1997 from $3,510 in 1996 due to demand for design and installation of video systems; however, the amount of the increase was reduced as a result of a change in the structure of certain contracts pursuant to which the Company now receives a commission on equipment used in such video systems which is purchased directly by the customer from third parties. Previously, the Company had recorded revenues from the sale of such equipment as well as costs related to the purchase thereof. Rental revenue decreased 43.3% to $504 in 1997 from $889 in 1996 as a result of strong demand for video equipment generated by the Atlanta Olympics in 1996 which did not recur in 1997.

      Total costs of sales, services and rentals increased by $2,437 to $6,441 in 1997 from $4,004 in 1996. Costs of services increased by $2,373 to $3,609 in 1997 from $1,236 in 1996. This increase was primarily attributable to costs of services provided by IPL of $2,467 which was offset by a $94 decrease in costs of non-IPL services. Increases in costs of sales were offset by decreases which were due primarily to the change in contract structure discussed above. Cost of rentals decreased by $196 to $131 in 1997 from $327 in 1996 as a result of strong demand for video equipment generated by the Atlanta Olumpics which did not recur in 1997. The Company's overall gross profit margin increased to 35.9% in 1997 from 34.4% in 1996. Gross profit margin from sales increased to 35.3% in 1997 from 30.5% in 1996 primarily as a result of the change in contract structure discussed above. Gross profit margin from services other than services provided by IPL increased to 53.3% in 1997 from 46.9% in 1996 as a result of an increase in revenues combined with stable fixed costs for materials and equipment. Gross profit margin from rentals increased to 74.0% from 63.2% primarily from the reduced amount of sub-rentals which were required in 1996 to meet increased demand for equipment rentals in connection with the Atlanta Olympics.

      Selling, general and administrative expenses increased to $2,751 in 1997 from $1,519 in 1996. Such expenses as a percentage of revenues increased to 23.8% in 1997 from 22.6% in 1996 primarily as a result of IPL's higher cost structure for labor and facilities.

      Depreciation increased to $950 in 1997 from $410 in 1996, primarily due to the significant amount of fixed assets of IPL acquired in the Merger. Amortization expense increased to $83 in 1997 from $4 in 1996 reflecting the amortization of the goodwill (excess of cost over the fair value of net assets acquired) recorded in connection with the Merger, which is being amortized over 25 years.

      Interest expense increased to $543 in 1997 from $119 in 1996 primarily due to the assumption by the Company in the Merger of IPL's existing long-term indebtedness. See "-- Liquidity and Capital Resources."

      The effective tax rate applied against pre-tax income was 45.9% in 1997 and 44.0% in 1996. The effective tax rate for both periods as compared to the federal statutory tax rate of 34% was primarily the result of state income taxes and goodwill amortization created by the Merger which is not deductible for income tax purposes.

      Income from continuing operations increased 12.5% to $433 in 1997 from $385 in 1996 primarily as a result of the factors discussed above.

Liquidity and Capital Resources

        The Company meets its liquidity needs and capital expenditures requirements with internally generated funds, borrowing under its bank credit facility (including line of credit), equipment financing and capital leases. Such funds are used for capital expenditures, working capital needs and repayment of outstanding indebtedness.

        In connection with the Merger, the Company refinanced substantially all of Video's and IPL's long-term indebtedness (excluding convertible subordinated debt, Video's mortgage payable, note payable to Cognitive Communications, Inc. and obligations under capital leases), including lines of credit, with a $33,000 term loan and a $17,000 revolving line of credit. The new facility bears interest at: (i) the lenders' prime rate minus 1.00% or (ii) LIBOR plus a number of basis points based upon the Company's leverage ratio (funded debt divided by EBITDA (defined as earnings before interest, taxes, depreciation and amortization)), which is initially LIBOR plus 1.75% (the Company has the option to choose the applicable interest rate). Principal payments of $1,000 per quarter in respect of the term loan portion of the facility are due beginning December 31, 1997. Such quarterly principal payments increase to $1,250 per quarter on December 31, 1998 and then increase to $1,750 per quarter on December 31, 1999 and then further increase to $2,000 per quarter on

September 30, 2001 with a balloon payment of $3,750 in respect of the term loan portion of the facility due on September 30, 2002. The facility is secured by all of the assets of the Company and its subsidiaries (after giving effect to the Merger). No significant gain or loss resulted from the refinancing. The facility contains covenants which require the Company to maintain certain financial ratios, prohibit dividends and similar payments and restrict the incurrence of other indebtedness. The facility is guaranteed by all of the Company's subsidiaries (after giving effect to the Merger).

      The proceeds of the new facility were used as follows: approximately $23,400 to refinance IPL's outstanding long-term indebtedness, approximately $3,600 to refinance Video's outstanding long-term indebtedness and $1,485 of mortgage obligations of MAL Partners and approximately $1,800 to refinance Video's outstanding short-term line of credit. Approximately $3,500 was used to pay the fees and expenses incurred in connection with the Merger. The remainder of the facility (approximately $17,700) will be used for future working capital requirements and general corporate purposes.

      At September 30, 1997, the Company's outstanding indebtedness was approximately $44,593, including $2,000 under the revolving credit facility. At September 30, 1997, the interest rate was approximately 7.5%.

      Cash Flow From Operating Activities. For the three months ended September 30, 1997, net cash used by operating activities was $5,878, primarily resulting from EBITDA of $2,376, which was offset by increases in working capital requirements, primarily the payment of transaction costs associated with the Merger. For the three months ended September 30, 1996, net cash used by operating activities was $568, primarily resulting from EBITDA of $1,221, which was offset by increases in working capital requirements.

        Cash Flow From Investing Activities. For the three months ended September 30, 1997 the Company used $614 for investing activities, consisting of $696 for the purchase of additional equipment, which was offset by a sale of fixed assets and repayment of an advance to an affiliate.

      Cash Flow From Financing Activities. For the three months ended September 30, 1997, cash provided by financing activities, net of repayments of borrowings of long-term indebtedness, was $6,190. Such amount primarily consisted of $33,000 in proceeds from the senior secured term loan and $2,000 in borrowings under the revolving line of credit described above. The Company repaid $30,268 of borrowings primarily in connection with the refinancing described above.

                          PART II -- OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      On August 27, 1997, pursuant to an greement and Plan of Merger (the "Merger Agreement"), dated as of June 27, 1997, among IPL, Video and Louis H. Siracusano, Arnold P. Ferolito and Donald H. Buck (the stockholders of Video), Video merged with and into IPL with IPL being the surviving corporation. At the effective time of the Merger, IPL changed its name to Video Services Corporation. Pursuant to the Merger Agreement, all of the outstanding shares of common stock, par value $.01 per share, of Video were converted into the right to receive 7,223,445 shares of common stock, par value $.01 per share ("Common Stock"), of the surviving corporation (such amount included 212,096 shares of Common Stock which replaced an equal of shares of Common Stock owned by Video which were canceled) (the "Merger Shares"). There was no public market for the Video common stock prior to the Merger. The number of Merger Shares issued in the Merger was determined by negotiations between a special committee consisting of three (3) disinterested directors of IPL appointed by the Board of Directors of IPL to independently evaluate and negotiate the Merger Agreement on behalf of IPL and the stockholders of Video.

      The Merger Shares were issued without registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act. A registration statement on Form S-3 registering the resale of the Merger Shares was filed with the Securities and Exchange Commission and became effective on August 28, 1997.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On August 26, 1997, a special meeting of the stockholders of IPL was held to (i) consider and vote upon a proposal to approve the Merger Agreement and
(ii) consider and vote upon a proposal to approve and adopt IPL'S 1997 Long Term Incentive Plan (the "1997 Plan"). Each of the Merger Agreement and 1997 Plan were approved by the stockholders at such meeting with, in respect of the Merger Agreement, 5,454,199 votes cast for, 3,900 votes cast against and no votes withheld and, in respect of the 1997 Plan, 5,349,586 votes cast for, 106,413 votes cast against and 2,100 votes withheld representing abstentions and broker non-votes.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

      3.1 Certificate of Incorporation of the Company (incorporated by reference to exhibit of the same number contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997).

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

      10.32++(M)     Employment Agreement, dated as of April 21, 1994, between
                     the Company and Daniel Rosen.

      10.33++(M)     Stock Option Agreement, dated as of April 21, 1994, between the Company and Daniel Rosen.

      10.34 (M)      Consulting Agreement, dated as of May 4, 1995, between The
                     Post Edge, Inc. and Michael Orsburn (incorporated by reference to exhibit number 10.1 contained in the Company's
                     Current Report on Form 8-K, dated May 18, 1995).

      10.35 (M)      Employment Agreement, dated as of May 4, 1995, among Big
                     Picture/Even Time Limited, the Company and Barbara
                     D'Ambrogio (incorporated by reference to exhibit number
                     10.2 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

      10.36 (M)      Employment Agreement, dated as of May 4, 1995, among Big
                     Picture/Even Time Limited, the Company and David D'Ambrogio
                     (incorporated by reference to exhibit number 10.3 contained in the Company's Current Report on Form 8-K, dated May 18,
                     1995).

      10.37 (M)      Employment Agreement, dated as of May 4, 1995, among Big
                     Picture/Even Time Limited, the Company and Gregory Letson
                     (incorporated by reference to exhibit number 10.4 contained in the Company's Current Report on Form 8-K, dated May 18,
                     1995).

      10.38 (M)      Employment Agreement, dated as of May 4, 1995, among Big
                     Picture/Even Time Limited, the Company and Michael
                     Schenkein (incorporated by reference to exhibit number 10.5 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

      10.39 (M)      Employment Agreement, dated as of May 4, 1995, among Big
                     Picture/Even Time Limited, the Company and Leonard
                     Smalheiser

                     (incorporated by reference to exhibit number 10.6 contained in the Company's Current Report on Form 8-K, dated May 18,
                     1995).

      10.40 (M)      Employment Agreement, dated as of May 4, 1995, among Big
                     Picture/Even Time Limited, the Company and Jane Stuart
                     (incorporated by reference to exhibit number 10.7 contained in the Company's Current Report on Form 8-K, dated May 18,
                     1995).

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

      10.57 Agreement and Plan of Merger, dated as of June 27, 1997, among International Post Limited, Video Services Corporation and Louis H. Siracusano, Arnold P. Ferolito and Donald H. Buck (incorporated by reference to exhibit of the same number contained in the Company's Current Report of Form 8-K, dated July 7, 1997).

      10.58 Voting Agreement, dated as of June 27, 1997, by and among International Post Limited, Video Services Corporation, Terrence A. Elkes, The Equitable Life Assurance Society of the United States, Equitable Deal Flow Fund, L.P., Louis H. Siracusano, Arnold P. Ferolito and Donald H. Buck (incorporated by reference to exhibit of the same number contained in the Company's Current Report on Form 8-K, dated July 7, 1997).

      10.59 Asset Purchase Agreement, dated as of January 22, 1997, by and among Cognitive Communications, Inc., Susan Wiener, Michael Rudnick and Cognitive Communications, LLC (incorporated by reference to exhibit number 10.1 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).

      10.60 Agreement, dated as of January 22, 1997, by and among the Company, Susan Wiener, Michael Rudnick, Cognitive Communications, Inc. and David Leveen (incorporated by reference to exhibit number 10.2 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).

      10.61 (M)      Employment Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC and Susan Wiener
                     (incorporated by reference to exhibit number 10.3 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).

      10.62 (M)      Employment Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC and Michael Rudnick
                     (incorporated by reference to exhibit number 10.4 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).

      10.63 (M)      Employment Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC and David Leveen
                     (incorporated by reference to exhibit number 10.5 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).

      10.64 Put Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC, the Company, Susan Wiener, Michael Rudnick and David Leveen (incorporated by reference to exhibit number 10.6 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).

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

      10.67 Sale Option Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC and David Leveen (incorporated by reference to exhibit number 10.9 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).

      10.68 (M)      Incentive Compensation Agreement, dated as of January 22,
                     1997, by and among Cognitive Communications, LLC, Susan
                     Wiener, Michael Rudnick and David Leveen (incorporated by reference to exhibit number 10.10 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).

      10.69 (M)      Form of Incentive Option Agreement, undated, by and between
                     Cognitive Communications, LLC and Optionee (incorporated by reference to exhibit number 10.11 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).

      10.70 (M)      Consulting Agreement, dated February 15, 1997, by and among the Company and Jeffrey J. Kaplan (incorporated by reference to exhibit number 10.12 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).

      10.71 Stock Resale Agreement, dated as of August 26, 1997, by and among the Company, Louis H. Siracusano, Donald H. Buck and Arnold P. Ferolito (incorporated by reference to exhibit
                     10.70 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997).

      10.72 Registration Rights Agreement, dated as of August 26, 1997, by and among the Company, Louis H. Siracusano, Donald H. Buck and Arnold P. Ferolito (incorporated by reference to exhibit of the same number contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997).

      10.73 (M)      Employment Agreement, dated as of August 26, 1997, by and
                     between the Company and Louis H. Siracusano (incorporated by reference to exhibit of the same number contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997).

      10.74 (M)      Employment Agreement, dated as of August 26, 1997, by and
                     between the Company and Donald H. Buck (incorporated by reference to exhibit of the same number contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997).

      10.75 Losses Escrow Agreement, dated as of August 26, 1997, by and among the Company, Louis H. Siracusano, Donald H. Buck, Arnold P. Ferolito and IBJ Schroder Bank & Trust Company (incorporated by reference to exhibit of the same number contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997).

      10.76 (M)      Agreement, dated as of August 26, 1997, by and between the
                     Company and Martin Irwin (incorporated by reference to exhibit of the same number contained in the Company's
                     Annual Report on Form 10-K for the fiscal year ended July
                     31, 1997).

      10.77 (M)      Agreement, dated as of August 26, 1997, by and between the
                     Company and Arnold P. Ferolito (incorporated by reference to exhibit of the same number contained in the Company's
                     Annual Report on Form 10-K for the fiscal year ended July
                     31, 1997).

      10.78 (M)      Agreement, dated as of October 17, 1997, by and between the
                     Company and Steven G. Crane.

      10.79 Credit Agreement, dated as of August 27, 1997, by and among Video Services Corporation, VSC MAL Corp., the Lenders party thereto and KeyBank National Association.

      10.80 Security Agreement, dated as of August 27, 1997, by and between Video Services Corporation and KeyBank National Association. 10.81 Guaranty and Security Agreement, dated as of August 27, 1997, by and among the Guarantors and KeyBank National Association.

      27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed.

----------
* Incorporated by reference to the exhibit of the same number contained in Amendment No. 4 to IPL's Registration Statement on Form S-1 (the "Registration Statement"), filed with the Securities and Exchange Commission (the "SEC") on February 4, 1994.

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

(b)  REPORTS ON FORM 8-K

      The Registrant filed a Current Report on Form 8-K on July 8, 1997 to announce that it had entered into the Merger Agreement and a voting agreement in connection with the Merger. No financial statements were included therein.

      The Registrant filed a Current Report on Form 8-K on September 4, 1997 to report the consummation of the Merger, its acquisition of assets, a change in accountants and a change of its fiscal year. No financial statements were included therein. On October 7, 1997, the Registrant filed an amendment to its Current Report on Form 8-K filed on September 4, 1997 to include (i) the audited consolidated financial statements of Video and its subsidiaries as of June 30, 1996 and 1997 and for the years ended June 30, 1995, 1996 and 1997 and (ii) pro forma financial information required by Article 11 of Regulation S-X with respect to the Merger.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VIDEO SERVICES CORPORATION
                                            (Registrant)

Date:  November 14, 1997            /s/ Louis H. Siracusano
                                    --------------------------------------------
                                    Name:  Louis H. Siracusano
                                    Title: President and Chief Executive Officer

Date:  November 14, 1997            /s/ Michael E. Fairbourne
                                    --------------------------------------------
                                    Name:  Michael E. Fairbourne
                                    Title: Vice President-Administration and
                                           Chief Accounting Officer

                                  EXHIBIT INDEX

                                                                    Sequentially
                                                                      Numbered
Exhibit Number                   Exhibits                               Page
                                                                    ------------

      3.1 Certificate of Incorporation of the Company (incorporated by reference to exhibit of the same number contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997).

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

      10.32++(M)     Employment Agreement, dated as of April 21,
                     1994, between the Company and Daniel Rosen.

      10.33++(M)     Stock Option Agreement, dated as of April
                     21, 1994, between the Company and Daniel
                     Rosen.

      10.34 (M)      Consulting Agreement, dated as of May 4,
                     1995, between The Post Edge, Inc. and
                     Michael Orsburn (incorporated by reference to exhibit number 10.1 contained in the Company's Current Report on Form 8-K, dated
                     May 18, 1995).

      10.35 (M)      Employment Agreement, dated as of May 4,
                     1995, among Big Picture/Even Time Limited, the Company and Barbara D'Ambrogio
                     (incorporated by reference to exhibit number
                     10.2 contained in the Company's Current
                     Report on Form 8-K, dated May 18, 1995).

      10.36 (M)      Employment Agreement, dated as of May 4,
                     1995, among Big Picture/Even Time Limited, the Company and David D'Ambrogio
                     (incorporated by reference to exhibit number
                     10.3 contained in the Company's Current
                     Report on Form 8-K, dated May 18, 1995).

      10.37 (M)      Employment Agreement, dated as of May 4,
                     1995, among Big Picture/Even Time Limited, the Company and Gregory Letson (incorporated by reference to exhibit number 10.4 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

      10.38 (M)      Employment Agreement, dated as of May 4,
                     1995, among Big Picture/Even Time Limited, the Company and Michael Schenkein
                     (incorporated by reference to exhibit number
                     10.5 contained in the Company's Current
                     Report on Form 8-K, dated May 18, 1995).

      10.39 (M)      Employment Agreement, dated as of May 4,
                     1995, among Big Picture/Even Time Limited, the Company and Leonard Smalheiser
                     (incorporated by reference to exhibit number
                     10.6 contained in the Company's Current
                     Report on Form 8-K, dated May 18, 1995).

      10.40 (M)      Employment Agreement, dated as of May 4,
                     1995, among Big Picture/Even Time Limited, the Company and Jane Stuart (incorporated by reference to exhibit number 10.7 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

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

      10.57 Agreement and Plan of Merger, dated as of June 27, 1997, among International Post Limited, Video Services Corporation and Louis H. Siracusano, Arnold P. Ferolito and Donald H. Buck (incorporated by reference to exhibit of the same number contained in the Company's Current Report of Form 8-K, dated July 7, 1997).

      10.58 Voting Agreement, dated as of June 27, 1997, by and among International Post Limited, Video Services Corporation, Terrence A. Elkes, The Equitable Life Assurance Society of the United States, Equitable Deal Flow Fund, L.P., Louis H. Siracusano, Arnold P. Ferolito and Donald H. Buck (incorporated by reference to exhibit of the same number contained in the Company's Current Report on Form 8-K, dated July 7, 1997).

      10.59 Asset Purchase Agreement, dated as of January 22, 1997, by and among Cognitive Communications, Inc., Susan Wiener, Michael Rudnick and Cognitive Communications, LLC (incorporated by reference to exhibit number
                     10.1 contained in the Company's Quarterly
                     Report on Form 10-Q for the quarterly period ended January 31, 1997).

      10.60 Agreement, dated as of January 22, 1997, by and among the Company, Susan Wiener, Michael Rudnick, Cognitive Communications, Inc. and David Leveen (incorporated by reference to exhibit number 10.2 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31,
                     1997).

      10.61 (M)      Employment Agreement, dated as of January
                     22, 1997, by and among Cognitive
                     Communications, LLC and Susan Wiener
                     (incorporated by reference to exhibit number
                     10.3 contained in the Company's Quarterly
                     Report on Form 10-Q for the quarterly period ended January 31, 1997).

      10.62 (M)      Employment Agreement, dated as of January
                     22, 1997, by and among Cognitive
                     Communications, LLC and Michael Rudnick
                     (incorporated by reference to exhibit number
                     10.4 contained in the Company's Quarterly
                     Report on Form 10-Q for the quarterly period ended January 31, 1997).

      10.63 (M)      Employment Agreement, dated as of January
                     22, 1997, by and among Cognitive
                     Communications, LLC and David Leveen
                     (incorporated by reference to exhibit number
                     10.5 contained in the Company's Quarterly
                     Report on Form 10-Q for the quarterly period ended January 31, 1997).

      10.64 Put Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC, the Company, Susan Wiener, Michael Rudnick and David Leveen (incorporated by reference to exhibit number 10.6 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31,
                     1997).

      10.65 Sale Option Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC and Susan Wiener (incorporated by reference to exhibit number
                     10.7 contained in the Company's Quarterly
                     Report on Form 10-Q for the quarterly period ended January 31, 1997).

      10.66 Sale Option Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC and Michael Rudnick (incorporated by reference to exhibit number
                     10.8 contained in the Company's Quarterly
                     Report on Form 10-Q for the quarterly period ended January 31, 1997).

      10.67 Sale Option Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC and David Leveen (incorporated by reference to exhibit number
                     10.9 contained in the Company's Quarterly
                     Report on Form 10-Q for the quarterly period ended January 31, 1997).

      10.68 (M)      Incentive Compensation Agreement, dated as
                     of January 22, 1997, by and among Cognitive
                     Communications, LLC, Susan Wiener, Michael
                     Rudnick and David Leveen (incorporated by reference to exhibit number 10.10 contained in the Company's Quarterly Report on Form
                     10-Q for the quarterly period ended January
                     31, 1997).

      10.69 (M)      Form of Incentive Option Agreement, undated,
                     by and between Cognitive Communications, LLC and Optionee (incorporated by reference to exhibit number 10.11 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31,
                     1997).

      10.70 (M)      Consulting Agreement, dated February 15,
                     1997, by and among the Company and Jeffrey
                     J. Kaplan (incorporated by reference to
                     exhibit number 10.12 contained in the
                     Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31,
                     1997).

      10.71 Stock Resale Agreement, dated as of August 26, 1997, by and among the Company, Louis H. Siracusano, Donald H. Buck and Arnold P. Ferolito (incorporated by reference to exhibit 10.70 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997).

      10.72 Registration Rights Agreement, dated as of August 26, 1997, by and among the Company, Louis H. Siracusano, Donald H. Buck and Arnold P. Ferolito (incorporated by reference to exhibit of the same number contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31,
                     1997).

      10.73 (M)      Employment Agreement, dated as of August 26,
                     1997, by and between the Company and Louis
                     H. Siracusano (incorporated by reference to exhibit of the same number contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997).

      10.74 (M)      Employment Agreement, dated as of August 26,
                     1997, by and between the Company and Donald
                     H. Buck (incorporated by reference to
                     exhibit of the same number contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997).

      10.75          Losses Escrow Agreement, dated as of August
                     26, 1997, by
                     and among the Company, Louis H. Siracusano,
                     Donald H. Buck, Arnold P. Ferolito and IBJ
                     Schroder Bank & Trust Company (incorporated by reference to exhibit of the same number contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31,
                     1997).

      10.76 (M)      Agreement, dated as of August 26, 1997, by
                     and between the Company and Martin Irwin
                     (incorporated by reference to exhibit of the same number contained in the Company's
                     Annual Report on Form 10-K for the fiscal year ended July 31, 1997).

      10.77 (M)      Agreement, dated as of August 26, 1997, by
                     and between the Company and Arnold P.
                     Ferolito (incorporated by reference to
                     exhibit of the same number contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997).

      10.78 (M)      Agreement, dated as of October 17, 1997, by
                     and between the Company and Steven G. Crane.

      10.79          Credit Agreement, dated as of August 27,
                     1997, by and among Video Services
                     Corporation, VSC MAL Corp., the Lenders
                     party thereto and KeyBank National
                     Association.

      10.80          Security Agreement, dated as of August 27,
                     1997, by and between Video Services
                     Corporation and KeyBank National
                     Association.

      10.81 Guaranty and Security Agreement, dated as of August 27, 1997, by and among the Guarantors and KeyBank National Association.

      27 Financial Data Schedule, which is submitted electronically to the Securities and
                     Exchange Commission for information purposes only and not filed.

----------
* Incorporated by reference to the exhibit of the same number contained in Amendment No. 4 to IPL's Registration Statement on Form S-1 (the "Registration Statement"), filed with the Securities and Exchange Commission (the "SEC") on February 4, 1994.

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