Form 10-K405/A
period 1997-07-31
VIDEO SERVICES CORP
filed 1997-11-26
CIK 913888

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

(Mark One)

      |X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1997

                                       OR

      |_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission File Number 0-23388

                                  -------------

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

                                  -------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.01 per share
                                (Title of Class)

                                  -------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes |X|  No |_|

                                  -------------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|.

                                  -------------

      The aggregate market value of the registrant's common stock, par value $.01 per share, held by persons other than affiliates of the registrant, as of November 21, 1997, was approximately $11,918,814.

                                  -------------

      The number of outstanding shares of the registrant's common stock, par value $.01 per share, as of November 21, 1997, was: 13,238,307.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                  -------------

================================================================================

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

      The following table sets forth certain information with respect to the Directors and certain executive officers of the Company at November 11, 1997:

Name                       Age   Position
----                       ---   --------

Robert H. Alter (1)(2)     68    Director

Julius Barnathan (1)       70    Director

Terrence A. Elkes          63    Director and Chairman of the Board

Martin Irwin               61    Director and Vice Chairman of the Board

Louis H. Siracusano        55    Director, President and Chief Executive Officer

Raymond L. Steele (1)(2)   62    Director

Frank Stillo (2)           63    Director

Donald H. Buck             58    Vice President

Steven G. Crane            41    Vice President and Chief Financial Officer

Michael E. Fairbourne      44    Vice President-Administration

(1)   Member of the Compensation Committee.
(2)   Member of the Audit Committee.

      Robert H. Alter has been a director of the Company since October 1993. Mr. Alter is a director of Source Media, Inc. and the Vice Chairman and a director of the Cabletelevision Advertising Bureau ("CAB"), the national trade association of the cable television industry devoted to marketing and advertising, a position he has held since October 1991. Prior to October 1991, Mr. Alter, who founded the CAB, also served as its President and Chief Executive Officer for ten years. In November 1992, Mr. Alter was elected President of Alter Associates, Inc. From October 1991 to November 1992, Mr. Alter served as the senior advisor to the Board of Directors of Star TV/Hong Kong.

      Julius Barnathan has been a director of the Company since October 1993 and during the 1994, 1995 and 1996 fiscal years served as a director of Video. Mr. Barnathan is currently a consultant to the Company and to (and has been employed as such by) Quantel Ltd. since February 1992, by Faroudja Laboratories Inc. since July 1994, by Statistical Research Inc. since March 1995 and by Warner Bros. since March 1996. Mr. Barnathan was employed by Capital Cities/ABC, Inc. for 39 years. Among other positions, he served as Senior Vice President of Capital Cities/ABC, Inc. in charge of Technology and Strategic Planning and President of ABC Broadcast Operations and Engineering. Mr. Barnathan is the Chairman of the National Captioning Institute.

      Terrence A. Elkes has been a director and the Chairman of the Board of the Company since October 1993 and had served on the partnership committee of MTE Co. from July 1992 to February 1994, when it dissolved upon consummation of IPL's initial public offering. Mr. Elkes is a Managing Director of Apollo Partners, Ltd. ("Apollo"), a private investment firm involved in the acquisition of companies in the media, communications, entertainment and broadcasting fields, which he co-founded in 1987 with Mr. Gorman, a former director of IPL. Prior to forming Apollo, Mr. Elkes was employed by Viacom International, Inc. where he served as President from 1978-1982 and Chief Executive Officer from 1983-1987. Mr. Elkes serves as director of IDC Services, Inc., a private company based in Illinois ("IDC") and is an indirect owner of IDC through his interest in Apollo. On December 29, 1993, IDC filed for relief under Chapter 11 of the Bankruptcy Code. Its prepetition debts and liabilities were discharged in January 1996.

      Martin Irwin has been a director of the Company since October 1993 and became the Vice Chairman of the Board of the Company upon consummation of the Merger. Prior thereto, Mr. Irwin served as President and Chief Executive Officer of IPL and as President, Chief Executive Officer and was a member of the partnership committee of MTE Co. from August 1992 to February 1994, when it dissolved upon consummation of IPL's initial public offering. From September 1991 through June 1992, Mr. Irwin ran the post-production operations of Video, which he co-founded in 1979. Mr. Irwin served as President, Chief Operating Officer and a director of Video from 1979 to 1989 and then served as a director of and Senior Consultant to Video from July 1989 until July 1992. Prior to co-founding Video, Mr. Irwin was employed by EUE/Screen Gems, a division of Columbia Pictures Industries, Inc., where he last served as Senior Vice President and General Manager.

      Louis H. Siracusano has been a director of the Company since October 1993 and became President and Chief Executive Officer of the Company upon consummation of the Merger. Prior thereto, Mr. Siracusano had been a member of the partnership committee of MTE Co. from July 1992 to February 1994, when it dissolved upon consummation of IPL's initial public offering. He had served as the Chairman, Chief Executive Officer and a director of Video since 1986 and President since 1989. Mr. Siracusano also served as President of Audio Plus Video from July 1989 to February 1994. Mr. Siracusano was a founder of Video and has served in various capacities with Video since its formation. Mr. Siracusano was with Ampex Corporation and the American Broadcasting Company in various sales and engineering management positions prior to Video's formation in 1979.

      Raymond L. Steele became a director of the Company upon consummation of the Merger and currently serves as Chairman of the Compensation Committee. Prior thereto, Mr. Steele had been a Principal of Pacholder Associates, Inc., an institutional money manager and workout specialist, until his retirement in 1991. Since November 1993, he has been retained as a consultant for Emerson Radio Corp., NUWAVE Technologies Inc., a distributor of video enhancement chips, Home Holdings, Inc., an insurance holding company, and GFTA, a German software developer. He has served as a director of numerous companies, including Orion Pictures Corporation and Webcraft Technologies, Inc., and currently serves as a director of Emerson Radio Corp., Pharmhouse, Inc., Modernfold, Inc., a manufacturer of movable walls, and GFTA.

      Frank Stillo became a director of the Company upon consummation of the Merger and currently serves as Chairman of the Audit Committee. He has been active in the printing industry since 1950 and co-founded his own printing company in 1968. Since 1989, Mr. Stillo has been the Chairman and Chief Executive Officer of Sandy Alexander, Inc., a printing company and Chief Executive Officer of MGA Printing Co., a subsidiary of Sandy Alexander, Inc., Mr. Stillo also currently serves as the President of The Metropolitan Lithographers Association, director of Web Offset ASS-PIA and trustee of ALA - S&A Fund and Pension Fund.

      Donald Buck became the Company's Vice President upon consummation of the Merger. Prior thereto, Mr. Buck served as a Senior Vice President of Video since August 1987, the President of Atlantic Satellite Communications, Inc. since August 1992 and the President of Waterfront Communications Corporation since April 1993. Mr. Buck served as President of Video Dub, Inc. (formerly, a subsidiary of Video) from 1980. During 1975-1980 he was an Executive Vice President of Sales for E.U.E. Screen Gems Video Division of Columbia Pictures Industries.

      Steven G. Crane has been the Company's Senior Vice President and the Chief Financial Officer since October 27, 1997. Prior thereto, Mr. Crane started and owned his own company, ATE, Inc., which supplies used, rebuilt and new packaging relating equipment to the beverage industry worldwide, since February 1995. From August 1990 to February 1995, Mr. Crane served as the Division Chief Financial Officer of Pepsi-Cola International, a subsidiary of PepsiCo, Inc.

      Michael E. Fairbourne became the Company's Vice President-Administration upon consummation of the Merger. Prior thereto, Mr. Fairbourne served as the Senior Vice President-Administration of Video since March 1994. Previously, Mr. Fairbourne was the Vice President-Controller of Video from July 1987 to March 1994 and the Controller of Video from September 1983 to July 1987. Prior to joining Video, from 1976 to 1983, Mr. Fairbourne, a certified public accountant, was in private practice.

      There are no family relationships among the above directors and executive officers.

Board of Directors

      The Board of Directors of the Company consists of seven members. Directors serve for terms of one year and until their successors are duly elected and have qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who beneficially own more than ten percent (10%) of the Company's common stock (the "Common Stock") (collectively, the "Reporting Persons") to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Reporting Persons are required to furnish the Company with copies of all such reports. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and certain representations of the Reporting Persons, the Company believes that during the 1997 fiscal year all of the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth all compensation paid or accrued by the Company for the 1997 fiscal year with respect to (a) the Company's Chief Executive Officer and (b) each of the four most highly compensated executive officers, other than the Chief Executive Officer, of the Company at July 31, 1997, whose salary and bonus from the Company in the 1997 fiscal year exceeded $100,000, and Jeffrey J. Kaplan, who would have been amongst the most highly compensated executive officers of the Company had he not resigned as executive officer of the Company during the 1997 fiscal year (collectively, the "Named Executive Officers"):

                                                                                       Long Term
                                                     Annual Compensation              Compensation
                                       ---------------------------------------------  ------------
                                                                                       Number of
                                                                                       Securities
                                                                      Other Annual     Underlying     All Other
Name and Principal Position            Year    Salary       Bonus  Compensation(1)(2)  Options(3)    Compensation
---------------------------            ----    ------       -----  ------------------  ----------    ------------
Martin Irwin
     Director and Vice Chairman of     1997   $262,000        --        $  1,933           --            --
     the Board (prior to the Merger,   1996    233,500        --           1,967        120,000(4)       --
     Chief Executive Officer,          1995    220,000        --           1,868           --            --
     President and Director of IPL)

Jeffrey J. Kaplan(5)
     (prior to the Merger, Executive   1997   $110,000    $ 30,000      $  1,098           --        $ 80,000(9)
     Vice President, Chief Financial   1996    190,000      30,000         1,864         90,000          --
     Officer and Director of IPL)      1995    190,000      30,000         1,866           --            --

Kenneth D. Lorber
     President of The Post Edge,       1997   $119,519        --        $    770           --            --
     Inc. (prior to the Merger, Vice   1996    115,000        --             797         25,000          --
     President of IPL; President of    1995       --          --            --             --            --
     Post Edge)

Adrien Macaluso(6)
     (prior to the Merger, Vice        1997   $200,000        --        $  1,097           --            --
     President of IPL; President of    1996    178,000    $ 63,421         1,875         60,000          --
     Audio Plus Video)                 1995    160,000      64,640         1,865           --            --

Daniel Rosen
     President of Manhattan            1997   $225,000    $ 25,000      $  1,909           --            --
     Transfer/Edit, Inc.  (prior to    1996    229,808(7)   25,000         1,874         75,000          --
     the Merger, Vice President of     1995    200,000      50,000(8)      1,066           --            --
     IPL; President of MTE)

                                                                                       Long Term
                                                     Annual Compensation              Compensation
                                       ---------------------------------------------  ------------
                                                                                       Number of
                                                                                       Securities
                                                                      Other Annual     Underlying     All Other
Name and Principal Position            Year    Salary       Bonus  Compensation(1)(2)  Options(3)    Compensation
---------------------------            ----    ------       -----  ------------------  ----------    ------------
Jane Stuart
     President of CABANA corp          1997   $100,000        --        $  1,202        25,000         --
     (prior to the Merger, Vice        1996    100,000        --            --            --           --
     President of IPL; President of    1995       --          --            --            --           --
     CABANA corp.)

(1) The amounts set forth in this column represent matching contributions by the Company on behalf of the Named Executive Officers under the Company's 401(k) plan.

(2) Excludes items which are, in the aggregate, less than the lesser of $50,000 or 10% of the executive's total annual salary and bonus.

(3) All options granted to the Named Executive Officers in the 1996 fiscal year represent the replacement of options which had been previously granted under the 1993 Long Term Incentive Plan ("1993 Plan"). Such replacement options were granted upon revised terms, including, without limitation, a three-year vesting period commencing in the 1996 fiscal year and a range in exercise prices from $4.00 to $6.00 per share.

(4) Does not include options to acquire an aggregate of 208,250 shares of Common Stock granted by the stockholders of IPL's predecessor to Mr. Irwin in consideration for his interest in the predecessor at exercise prices which ranged from $1.80 to $7.78 per share. Mr. Irwin exercised a portion of such options on January 5, 1996, pursuant to which he acquired 69,417 shares of Common Stock for $1.80 per share. The remainder of such options expired in December 1995.

(5) Mr. Kaplan resigned as an officer of the Company effective February 14, 1997.

(6) Mr. Macaluso resigned as an officer of the Company effective August 22, 1997.

(7) Includes $4,808 of retroactive compensation attributable from May 1, 1995 to July 31, 1995 in connection with the approval by the Compensation Committee of an increase in Mr. Rosen's base compensation, effective as of May 1, 1995, to $225,000 per annum.

(8) Represents a $25,000 signing bonus paid on August 1, 1994 and a guaranteed bonus of $25,000 for the 1995 fiscal year.

(9) Paid to Kapcorp Incorporated, a corporation of which Mr. Kaplan is the sole stockholder, director and officer, pursuant to Mr. Kaplan's consulting agreement with the Company dated February 15, 1997. See Employment Contracts, Termination of Employment and Change-of- Control Agreements.

Option Grants in Last Fiscal Year

      The following table provides information with respect to the grant of stock options during the 1997 fiscal year to Jane Stuart, who was the only Named Executive Officer to receive option grants in the 1997 fiscal year:

                                                                           Potential Realizable
                                                                             Value at Assumed
                                                                             Annual Rates of
                                                                               Stock Price
                 Number of         % of Total                                Appreciation for
                 Securities      Options Granted   Exercise                  Option Term (5)
             Underlying Options  to Employees in  Price per   Expiration   --------------------
Name             Granted(1)     Fiscal Year 1997    Share        Date        5%           10%
----             ----------     ----------------    -----        ----        --           ---
Jane Stuart       8,333(2)          33.33             4.00      4/10/06     $ 12,479     $ 39,614
                  8,333(3)          33.33             5.00      4/10/06        4,146       31,285
                  8,334(4)          33.33             6.00      4/10/06            0       22,948

(1) For purposes of this table, such grants have been broken down according to the exercise price thereof.

(2)   Vested on April 10, 1997.

(3)   Vests on April 10, 1998.

(4)   Vests on April 10, 1999.

(5) Valuation is based upon the potential realizable dollar value of the replacement option grants with assumed rates of appreciation of 5% and 10% per annum from the date of grant to the end of the option term.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

      The following table provides information with respect to the exercise of stock options during the 1997 fiscal year by the Named Executive Officers and the value of unexercised options owned by the Named Executive Officers at July 31, 1997:

                                              Number of Securities
                    Number of                Underlying Unexercised        Value of Unexercised
                     Shares                        Options at            In-the-Money Options at
                   Acquired on     Value          July 31, 1997            July 31, 1997(1)(2)
Name                Exercise     Realized   Exercisable/Unexercisable   Exercisable/Unexercisable

Martin Irwin           --            --           40,000/80,000                   0/0

Jeffrey J. Kaplan      --            --           211,818/60,000                  0/0

Kenneth D. Lorber      --            --           8,333/16,667                    0/0

Adrien Macaluso        --            --           20,000/40,000                   0/0

Daniel Rosen           --            --           25,000/50,000                   0/0

Jane Stuart            --            --            8,333/16,667                   0/0

(1) The value is based on the excess of the market price of the Common Stock at July 31, 1997 over the exercise price of the unexercised options.

(2) At July 31, 1997, the closing bid price of the Common Stock on The Nasdaq National Market was $2 15/16 per share.

Long-Term Incentive Plans - Awards in the Last Fiscal Year

      No awards were made to the Named Executive Officers under the 1993 Long Term Incentive Plan during the 1997 fiscal year.

Compensation of Directors

      Each member of the Board who is not an officer of the Company receives an annual fee of $15,000 ($18,000 in the case of the Chairman of the Board) for serving on the Board plus $750 ($1,500 in the case of the Chairman of the Board) and reimbursement of expenses for each Board or committee meeting attended. Directors who chair committees receive $1,000 plus reimbursement of expenses for each committee meeting attended.

      The stockholders and directors of the Company adopted a restricted share plan for directors who are not employees of the Company (the "Director Plan"). A total of 50,000 shares of Common Stock is available for issuance under such plan. The Board recently approved the termination of an annual retainer payment of $15,000 ($18,000 in the case of the Chairman of the Board) that had previously been paid to members of the Board, and in lieu thereof and of new grants available in that year to certain directors under the Director Plan, granted to members of the Board who are not employees of the Company 4,000 shares of Common Stock each (3,000 shares in the case of Mr. Irwin and 6,000 shares in the case of the Chairman of the Board).

      A special committee consisting of Messrs. Alter, Elkes and Gorman (a director prior to the Merger) were appointed by the Board of Directors of IPL to evaluate and negotiate the Merger Agreement on behalf of IPL. In connection with this service, each of Messrs. Alter, Elkes and Gorman received $15,000.

Employment Contracts, Termination of Employment and Change-of-Control
Arrangements

      The Company entered into employment agreements with Messrs. Louis H. Siracusano and Donald H. Buck. Under Mr. Siracusano's employment agreement with the Company, he will serve as the President and Chief Executive Officer of the Company for (i) a four (4) year period or (ii) twenty four (24) months following notice of termination by the Company or by Mr. Siracusano, whichever is later. Under Mr. Buck's employment agreement with the Company, he will serve as the Vice President of the Company for a three (3) year period or twelve (12) months following notice of termination by either party, whichever is later.

      Mr. Siracusano's employment agreement provides for base compensation of $200,000 per annum, and annual bonuses and a long-term bonus based on the Company's achievement of certain cash flow and net income targets to be determined by Mr. Siracusano and the Compensation Committee of the Board. Under the terms of the employment agreement, Mr. Siracusano will be entitled to receive an annual bonus of between 5% and 40% of his base salary for the relevant year upon the Company's achievement of a percentage (ranging from 90% to 109.9% or greater) of the agreed upon cash flow and net income targets for such year, which bonus will be payable within thirty (30) days of delivery to the Board of the Company's audited financial statements. In addition, the employment agreement provides that Mr. Siracusano will be entitled to receive a long-term bonus of between 12.5% and 100% of his cumulative base salary for the entire contract period if the Company achieves a percentage (ranging from 90% to 109.9% or greater) of the agreed upon cash flow and net income targets for such period. The long-term bonus is payable in a single installment within thirty
(30) days following the delivery of the Company's audited financial statements for the period ended June 30, 2001 and will be reduced by amounts previously paid to Mr. Siracusano as annual bonuses. The employment agreement further provides that the Compensation Committee of the Board may award Mr. Siracusano other bonus payments in its discretion.

      Mr. Buck's employment agreement provides for base compensation of $175,000 per annum and a bonus to be negotiated and agreed upon by the parties.

      Each of Messrs. Siracusano's and Buck's employment agreements provides that (i) the Compensation Committee may award a discretionary bonus to him on an annual basis, (ii) each will be entitled to participate in such compensation plans, incentive plans, group life, health, accident, disability and hospitalization insurance plans, pension plans and retirement plans as the Company may make available to its other executive employees, and (iii) upon termination without cause, he is entitled to receive his annual base compensation and any incentive compensation for the remainder of the originally scheduled term of the employment agreement. Termination for cause includes termination for breach, nonperformance, fraud or conviction of a felony. Additionally, each such employment agreement provides that the employee is entitled to terminate his employment at any time during the six-month period following any "Change in Control" (as defined in the 1993 Plan) that results in a material diminution in the capacity and terms of his employment. Any such termination will be treated as a termination without cause.

      Mr. Steven Crane's agreement with the Company provides for (i) base compensation of $160,000 per annum, (ii) a bonus of 75% of the Chief Executive Officer's bonus, (iii) stock options of 75,000 shares, (iv) a car allowance of $600 per month, (v) $25,000 for moving expenses and (vi) a loan of $25,000 for use in facilitating his move.




      The Company and Martin Irwin entered into a severance agreement dated as of August 26, 1997. The agreement provides for Mr. Irwin to be paid severance of: (i) $150,000 per year for one year, (ii) $100,000 per year for the one year period thereafter and (iii) $75,000 per year for the one year period thereafter. Mr. Irwin is also entitled, for a period of three years from the date of the agreement, to participate in and receive such benefits, services, equipment, compensation and incentive plans and group life, health, accident, disability and hospitalization insurance plans, pension plans and retirement plans as the Company may make available to employees of the Company at the expense of the Company. In addition, as part of such severance package, Video's stockholders agreed to grant to Mr. Irwin, on a pro rata basis, options to purchase an aggregate of 75,000 shares of the Common Stock they received in the Merger at an exercise price of $0.75 per share. Such options vested upon consummation of the Merger.


      On February 15, 1997, the Company entered into a Consulting Agreement (the "Consulting Agreement") with Jeffrey J. Kaplan, and Kapcorp Incorporated, a corporation of which Mr. Kaplan is the sole stockholder, director and officer ("Kapcorp"). Pursuant to the Consulting Agreement, (i) the employment agreement between Mr. Kaplan and the Company, dated as of February 14, 1994, was terminated, effective as of February 14, 1997, (ii) Mr. Kaplan resigned, effective as of February 14, 1997, from all positions and directorships he had with the Company and its affiliates (other than as a director of the Company),
(iii) stock options held by Mr. Kaplan to purchase an aggregate of 271,818 shares of the Common Stock became fully vested and immediately exercisable until February 14, 2002, and (iv) the Company retained Mr. Kaplan, through Kapcorp, to provide consulting services to the Company in connection with the Merger for a one year term; however, as a result of the Merger, the expiration date of the Consulting Agreement was automatically extended to the third anniversary date of the consummation of the Merger. The consulting fee payable to Kapcorp under the Consulting Agreement is $190,000 per annum; however, such fee was reduced to an annual rate of $100,000 concurrently with the consummation of the Merger. In addition, Kapcorp received a bonus of $50,000 payable in January 1998.



      The Company and Adrien Macaluso entered into a letter agreement dated August 25, 1997 ("Letter Agreement") setting forth the terms regarding Mr. Macaluso's separation from the Company and Audio plus Video International, Inc. ("Audio"). The Letter Agreement modifies and becomes part of the employment agreement between the Company and Mr. Macaluso dated February 15, 1997 ("Employment Agreement"). Pursuant to the terms of the Letter Agreement, Mr. Macaluso resigned as an officer of IPL and Audio and terminated his employment with Audio effective as of August 22, 1997. Audio is obligated to pay Mr. Macaluso's base salary of $200,000 per annum through March 18, 1998 and Mr. Macaluso is obligated to continue until that time to abide by the all of the terms and conditions of the Employment Agreement as modified by the Letter Agreement. Audio will continue to pay for health insurance coverage through December 31, 1997.


      The Company entered into an employment agreement with Daniel Rosen, with a term commencing on May 23, 1994 and ending on May 22, 1997 or twelve months following a notice of termination by either party, whichever is later. Mr. Rosen's contract provides for base compensation of $200,000 per annum and a bonus equal to two percent (2%) of his base salary for each one percent (1%) increase in the profitability of MTE and its subsidiaries compared to the prior year or base year, whichever is higher. Effective as of May 1, 1995, Mr. Rosen's base compensation was increased to $225,000 per annum. The agreement further provides that (i) the Compensation Committee may award a discretionary bonus to Mr. Rosen under certain circumstances, (ii) he will be entitled to participate in such compensation plans, incentive plans, group life, health, accident, disability and hospitalization insurance plans, pension plans and retirement plans as the Company may make available to its other executive employees, and (iii) upon termination without cause, Mr. Rosen is entitled to receive his annual base compensation and any incentive compensation for the remainder of the originally scheduled term of the agreement. Termination for cause includes termination for breach, nonperformance, fraud or conviction of a felony. Additionally, the agreement provides that Mr. Rosen is entitled to terminate his employment at any time during the six-month period following any "change in control" (as defined in the 1993 Plan) that results in a material diminution in the capacity and terms of his employment. Any such termination will be treated as a termination without cause.

      The Company and CABANA corp., formerly known as Big Picture/Even Time Limited ("BPET"), entered into an employment contract with Jane Stuart, with a term commencing on May 4, 1995 and ending on May 4, 2000. Ms. Stuart's contract provides for base compensation of $100,000 per annum. Under her employment contract, Ms. Stuart is entitled to participate in all stock option and other equity related incentive programs, group life, health, accident, disability and hospitalization insurance plans, pension plans and retirement plans as the Company may make available to its other executive employees. Upon termination without cause, Ms. Stuart is entitled to receive her annual base compensation for the remainder of the originally scheduled term of the employment contract. Termination for cause includes termination for breach, nonperformance, fraud or conviction of a felony. Ms. Stuart is a partner in BPET Partnership, a New York general partnership, which pursuant to a purchase agreement (the "BP/ET Purchase Agreement"), dated as of April 25, 1995, by and among the Company, BPET and certain other parties, is entitled to certain contingent purchase price payments based on (i) increases in the profitability of BPET and (ii) increases in the amount of post-production work performed for BPET or directed by BPET to the Company, over a certain base number, for the twelve-month period ended April 30, 1996, up to a maximum amount of $1,920,000 in additional purchase price payments. In connection therewith, BPET Partnership received $0 during the 1997 fiscal year.

      Post Edge entered into an employment contract with Kenneth D. Lorber with a term commencing on June 1, 1995 and ending on May 31, 1998, or twelve months following notice of termination by either party, whichever is later. Mr. Lorber's contract provides for base compensation of $115,000 per annum (increased to $150,000 per annum on June 16, 1997) and a bonus equal to a percentage of his base salary for any fiscal year within the term that the targets set in the business plan of Post Edge are achieved. Under his employment contract, Mr. Lorber is entitled to participate in such compensation plans, incentive plans, group life, health, accident, disability and hospitalization insurance plans, pension plans and retirement plans as Post Edge may make available to its other executive employees. Upon termination without cause, Mr. Lorber is entitled to receive his annual base compensation and any incentive compensation for the remainder of the originally scheduled term of the contract. Termination for cause includes termination for breach, nonperformance, fraud or conviction of a felony. Mr. Lorber is entitled to terminate his employment at any time during the six-month period following any "change in control" (as defined in the 1993 Plan) that results in a material diminution in the capacity and terms of his employment. Any such termination will be treated as a termination without cause.


      The 1993 Plan provides that in the event of a "change in control" (as defined in the 1993 Plan), (i) all stock appreciation rights outstanding for at least six (6) months and all options awarded under the 1993 Plan not previously vested and exercisable will immediately become fully vested and exercisable, and
(ii) the restrictions applicable to any restricted shares awarded under the 1993 Plan will lapse and such shares will be deemed fully vested. Consummation of the Merger was deemed a change in control under the 1993 Plan, and, as a result of the Merger, the following stock options held by the Named Executive Officers immediately vested and became exercisable: Martin Irwin - 80,000; Kenneth D. Lorber - 16,667; Adrien Macaluso - 40,000; Daniel Rosen - 50,000; Gary R. Strack
- 8,333; and Jane Stuart - 16,667. If an employee's employment is terminated due to a Change in Control, his stock options under the 1993 Plan remain exercisable for the shorter of five (5) years or the remainder of the original term.


      The 1993 Plan also provides that if, within one (1) year after the Change in Control Date (as defined in the 1993 Plan), (i) no shares of Common Stock are listed on a national securities exchange or on The Nasdaq Stock Market or (ii) for a period of sixty (60) consecutive trading days, the fair market value of a share of Common Stock on such an exchange or market has declined by twenty percent (20%) or more from the fair market value of a share of Common Stock on the Change in Control Date or the Change in Control Price (as defined in the 1993 Plan), whichever is higher, then the Company will provide written notice thereof to each participant in the 1993 Plan and for a period of sixty (60) days following the giving of such notice, the Company will, by written offer to the participants which will accompany such notice, offer the opportunity to such participants to be paid the value of all of their outstanding options and stock appreciation rights, determined on the basis of the Change in Control Price. Such amount will be payable in a cash lump sum within thirty (30) days after the Company receives notification of the participant's election to accept this offer. In addition, certain options issued outside of the 1993 Plan to Messrs. Terrence Elkes, Kenneth Gorman and Jeffrey Kaplan contain similar provisions in respect of a Change in Control. Each of Messrs. Kaplan, Irwin, Elkes and Gorman has agreed to waive his rights under these provisions.


      The 1997 Long Term Incentive Plan ("1997 Plan") was adopted by the Board and approved by the Stockholders in connection with the consummation of the Merger to replace the Company's 1993 Plan which would have expired in 2004. These plans are similar in their terms except that, among other things, the aggregate number of shares of Common Stock issuable under the 1997 Plan has been increased to 735,000 from the 84,200 which remained available for issuance under the 1993 Plan, stock options (other than incentive stock options) may be issued under the 1997 Plan below the fair market value of the underlying Common Stock on the date of grant, awards may be granted under the 1997 Plan to consultants and independent contractors performing services for the Company, and certain other revisions in respect of recent changes in federal securities regulations affecting equity compensation plans, as well as revisions in respect of Section 162(m) of the Internal Revenue Code of 1986, as amended, have been made to the 1997 Plan. The 1997 Plan shall continue in effect until July 9, 2007.

Compensation Committee Interlocks and Insider Participation

      During fiscal year 1997 the members of the compensation committee of the Board were Messrs. Siracusano (Chairman), Alter and Barnathan. During such time, none of Messrs. Siracusano, Alter and Barnathan were employees of the Company; however, Mr. Siracusano is currently the President and Chief Executive Officer of the Company.


      The Company has from time to time entered into transactions with Video, in which Mr. Siracusano owned approximately a 46% interest prior to the Merger, for the purchase or sale of various services and materials. Services provided for the Company by Video include duplication services, satellite services, maintenance and repair of post-production computer systems, and equipment rentals and repairs. During the fiscal year ended 1997, the Company provided services totaling $157,000 to, and purchased materials and services totaling $213,000 from, Video and its affiliated companies. Revenues included post-production work and courier services, and direct costs included duplication services, repairs and maintenance, equipment rentals and tape stock purchases. In addition, the Company purchased certain machinery and equipment from Video and its affiliated companies during the fiscal year ended 1997 for $331,000.


      The Company sublets its New York City corporate office from a Video affiliate, under a lease accounted for as an operating lease. The rental expense under the lease for the fiscal year ended 1997 amounted to $27,434.


      The Company leases a facility from a partnership, whose partners, one of whom was Mr. Siracusano, then owned a majority interest in Video, under a lease accounted for as operating lease. The rental expense under the lease for the fiscal year 1997 amounted to $422,000.


      In June 1997, Video granted Mr. Barnathan options to purchase 11,123 shares of Video Common Stock at an exercise price of $5.39 per share. These options were canceled upon consummation of the Merger and replaced with options to purchase approximately 30,000 shares of Common Stock from Messrs. Siracusano, Ferolito and Buck (Video's stockholders) at an exercise price of $2.00 per share.


      In connection with the Merger, Mr. Siracusano entered into an employment agreement with the Company. See "Item 11. Employment Contracts, Termination of Employment and Change-of-Control Arrangements."


      The Company is engaged in certain transactions with former subsidiaries of Video which are owned in part by Mr. Siracusano. See "Item 13. Transactions with Management and Others."

      In connection with the Merger, Mr. Siracusano received approximately 25.33% of the total number of shares of Common Stock then outstanding. See "Item
13. Certain Business Relationships."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of the Common Stock at November 21, 1997 by (a) all persons known by the Company who own beneficially more than five percent (5%) of the outstanding Common Stock, (b) each Director of the Company, (c) each of the Named Executive Officers and current Executive Officers of the Company and (d) all Directors and current Executive Officers of the Company as a group. Unless otherwise indicated, each of the persons or entities listed below exercises sole voting and investment power over the shares that each of them beneficially owns:

                          Name                                        Common Stock          Percent of Class
                          ----                                        ------------          ----------------
5% Beneficial Owners:

The Equitable Companies Incorporated, The Equitable Life
Assurance Society of the United States, Equitable Deal Flow Fund,
L.P. and Equitable Capital Management Corporation.......              2,562,105 (1)              19.35%

Sandler Capital Management, Sandler
Associates and J.K. Media L.P...........................              1,396,000 (2)              10.55%

Arnold P. Ferolito......................................              3,350,382 (3)              25.31%

Directors:

Robert H. Alter.........................................                 13,000                       *

Julius Barnathan........................................                 51,000 (4)(5)                *

Terrence A. Elkes.......................................                522,012 (6)(7)(8)(9)      3.94%

Martin Irwin............................................                267,417 (10)(11)          2.02%

Louis H. Siracusano.....................................              3,352,882 (3)              25.33%

Raymond L. Steele.......................................                 14,000                       *

Frank Stillo............................................                 19,000 (12)                  *

Current Executive Officers:

Donald H. Buck..........................................                525,681 (3)               3.97%

Steven G. Crane.........................................                 75,000 (13)                  *

Michael E. Fairbourne ...................................                60,000 (14)                  *

Named Executive Officers:

Jeffrey J. Kaplan.......................................                271,818 (15)

Kenneth D. Lorber.......................................                 25,000 (16)(17)              *

Adrien Macaluso.........................................                 60,000 (18)(19)              *

                          Name                                        Common Stock          Percent of Class
                          ----                                        ------------          ----------------
Daniel Rosen............................................                 86,250 (20)(21)              *

Jane Stuart.............................................                 25,000 (22)                  *

All directors and current officers as a group,
consisting of a group of 10 persons ....................              4,828,200 (23)             36.47%

----------
*     Less than 1%.


(1) Based on Amendment No. 1 dated July 8, 1997 to Schedule 13D filed on November 8, 1996. The business address of The Equitable Companies Incorporated ("Equitable"), The Equitable Life Assurance Society of the United States ("ELAS"), Equitable Deal Flow Fund, L.P. ("EDFF") and Equitable Capital Management Corporation ("ECMC") is 787 Seventh Avenue, New York, New York 10019. ELAS is a wholly-owned subsidiary of Equitable and is the general partner of the general partner of EDFF. ECMC is the investment manager of EDFF. EDFF is the record holder of 1,633,758 shares of Common Stock (approximately 26% prior to the Merger) and ELAS is the record holder of 928,347 shares of Common Stock (approximately 15% prior to the Merger). ELAS also beneficially owns indirectly the 1,633,758 shares held by EDFF through its control of EDFF. Because of its ownership of ELAS, Equitable may be deemed to beneficially own indirectly the 2,562,105 shares of Common Stock held by ELAS and EDFF. Certain other persons and entities (AXA Assurances I.A.R.D. Mutuelle; AXA Assurances Vie Mutuelle; Alpha Assurances I.A.R.D. Mutuelle; Alpha Assurances Vie Mutuelle; AXA Courtage Assurance Mutuelle; Finaxa; AXA; Claude Bebear, Patrice Garnier and Henri de Clermont-Tonnerre) may also be deemed to beneficially own indirectly such 2,562,105 shares because of their relationships to Equitable; however, all of these parties expressly disclaim any beneficial ownership of these shares. Messrs. Terrence A. Elkes and Kenneth F. Gorman each has an option to purchase 149,512 shares of such Common Stock. Such options were granted by Holdings in connection with the Initial Public Offering and Acquisition (and assumed by Equitable as a result of its acquisition of the underlying shares of Common Stock from Holdings). These non-transferable options are exercisable at $2.06 per share and terminate in February 2000.


(2) Based on Amendment No. 4 dated August 21, 1997 to Schedule 13D dated December 21, 1994. The Reporting Persons are Sandler Capital Management, a registered investment adviser and a New York general partnership ("SCM"), and Harvey Sandler, Barry Lewis (through June 30, 1997), John Kornreich, Michael Marocco and Andrew Sandler (each, a "Individual", and collectively, the "Individuals"). SCM shares are held through 21st Century Communications Partners, L.P. ("21st Century"), 21st Century Communications T.E. Partners, L.P. ("T-E") and 21st Century Communications Foreign Partners, L.P. ("Foreign"), each of which is a Delaware limited partnership (collectively, the "Partnerships"). SCM also hold shares on behalf of certain managed accounts with respect to which SCM exercises investment discretion. Each Individual, through a Delaware corporation that is controlled by such Individual and that serves of a general partner of SCM, may be deemed to be a beneficial owner of the shares of Common Stock held by the Partnerships and such managed accounts. Of the 1,396,000 shares of Common Stock, Sandler Associates, a New York limited partnership, owns 155,000 shares of Common Stock (each Individual is a general partner of Sandler Associates) and J.K. Media L.P., a New York limited partnership controlled by John Kornreich, owns 20,000 shares of Common Stock. The business address of these entities is 767 Fifth Avenue, New York, New York 10153.

(3) Messrs. Elkes and Gorman will have an option to purchase 14,616; 14,616 and 768 of Messrs. Siracusano's, Ferolito's and Buck's shares, respectively. Mr. Barnathan will have an option to purchase 17,052; 17,052 and 896 of Messrs. Siracusano's, Ferolito's and Buck's shares, respectively. Mr. Irwin received, upon the consummation of the Merger, an option to purchase 36,540; 36,540 and 1,920 of Messrs. Siracusano's, Ferolito's and Buck's shares, respectively. See footnote (10).

(4) Includes options to purchase 5,000 shares of Common Stock at an exercise price of $1.00 per share granted by Video to Mr. Barnathan, which options were canceled upon consummation of the Merger and replaced with options to purchase the same number of shares of Common Stock on the same terms and conditions from Video's stockholders.

(5) Includes options to purchase approximately 30,000 shares of Common Stock granted by Video's stockholders to Mr. Barnathan upon consummation of the Merger at an exercise price of $2.00 per share in replacement of options to purchase 11,123 shares of Video Common Stock which were canceled upon consummation of the Merger.

(6) Includes five-year, non-qualified options to purchase 30,000 shares of Common Stock at an exercise price of $11.00 per share granted by the Company as of February 15, 1994 to each of Messrs. Elkes and Gorman in connection with the Initial Public Offering and the Acquisition. Such options vested three (3) months after the consummation of the Initial Public Offering and are non-transferable.

(7) Includes five-year options to purchase 30,000 shares of Common Stock at an exercise price of $11.00 per share granted by Video as of the date of the consummation of the Initial Public Offering to each of Messrs. Elkes and Gorman in connection with the Initial Public Offering and the Acquisition. Such options vested three (3) months after the consummation of the Initial Public Offering and are non-transferable. Such options were canceled as of the upon consummation of the Merger and replaced with options to purchase the same number of shares of Common Stock on the same terms and conditions from the Video stockholders.

(8) Includes six-year, non-qualified options to purchase 149,512 shares of Common Stock at an exercise price of $2.06 per share granted by Holdings (and assumed by Equitable) as of the date of the consummation of the Initial Public Offering to each of Messrs. Elkes and Gorman in connection with the Initial Public Offering and the Acquisition, and in settlement of

      Apollo's rights under a certain contract with Holdings. Such options are non-transferable and vested after January 1, 1995. See footnote (1).

(9) Includes 10,000 shares owned by Mr. Elkes' children. Mr. Elkes disclaims beneficial ownership of all such shares.

(10) Includes options to purchase 40,000 shares of Common Stock granted to Mr. Irwin under the 1993 Plan, exercisable at prices ranging from $4.00 to $6.00 per share.

(11) Includes options to purchase an additional 80,000 shares of Common Stock granted to Mr. Irwin under the 1993 Plan, exercisable at prices ranging from $4.00 to $6.00 per share, which vested upon consummation of the Merger. Also includes options to purchase an aggregate of 75,000 shares of Common Stock at an exercise price of $0.75 per share to be granted by Messrs. Siracusano, Ferolito and Buck.

(12) Includes 14,000 shares of Common Stock owned by the Frank Stillo Children's Trust, of which Mr. Stillo's wife is the trustee. Mr. Stillo disclaims beneficial ownership of such shares.

(13) Includes options to purchase 75,000 shares of Common Stock, granted to Mr. Crane under his employment agreement with the Company, exercisable at $3.33 per share.


(14) Includes options to purchase 60,000 shares of Common Stock from Video's stockholders at an exercise price of $2.00 per share in replacement of options to purchase approximately 22,245 shares of Video common stock at an exercise price of $5.39 per share granted in June 1997 which were cancelled upon consummation of the Merger.


(15) Includes options to purchase 271,818 shares of Common Stock granted to Mr. Kaplan, of which 90,000 were issued under the 1993 Plan, exercisable at prices ranging from $4.00 to $9.35 per share.

(16) Includes options to purchase 8,333 shares of Common Stock granted to Mr. Lorber under the 1993 Plan, exercisable at prices ranging from $4.00 to $6.00 per share.

(17) Includes options to purchase an additional 16,667 shares of Common Stock granted to Mr. Lorber under the 1993 Plan, exercisable at prices ranging from $4.00 to $6.00 per share, which vested upon consummation of the Merger.

(18) Includes options to purchase 20,000 shares of Common Stock granted to Mr. Macaluso under the 1993 Plan, exercisable at prices ranging from $4.00 to $6.00 per share. Mr. Macaluso resigned as officer of the Company effective August 22, 1997.

(19) Includes options to purchase an additional 40,000 shares of Common Stock granted to Mr. Macaluso under the 1993 Plan, exercisable at prices ranging from $4.00 to $6.00 per share, which vested upon consummation of the Merger.

(20) Includes (i) options to purchase 25,000 shares of Common Stock granted to Mr. Rosen under the 1993 Plan, exercisable at prices ranging from $4.00 to $6.00 per share, and (ii) shares of Common Stock owned by Mr. Rosen's son and the Ned Rosen Trust, of which Mr. Rosen is the trustee, in the amounts of 1,250 and 5,000, respectively. Mr. Rosen disclaims beneficial ownership of all shares of Common Stock owned by his son and the Ned Rosen Trust.

(21) Includes options to purchase an additional 50,000 shares of Common Stock granted to Mr. Rosen under the 1993 Plan, exercisable at prices ranging from $4.00 to $6.00 per share, which vested upon consummation of the Merger.

(22) Includes options to purchase 25,000 shares of Common Stock granted to Ms. Stuart under the 1993 Plan, exercisable at prices ranging from $4.00 to $6.00 per share.

(23) Does not include options to purchase stock from Messrs. Siracusano and Buck granted to Messrs. Elkes, Gorman or Barnathan. See footnotes above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

      The Company has entered into employment, termination of employment and consulting arrangements with certain directors and officers. See "Item 11. Employment Contracts, Termination of Employment and Change-of-Control Arrangements."

      The Company is engaged in certain transactions with companies and partnerships in which Mr. Siracusano has an interest. See "Item 11. Compensation Committee Interlocks and Insider Participation."

      In connection with the Merger, Mr. Barnathan received options to purchase approximately 30,000 shares of Common Stock from the Video stockholders at an exercise price of $2.00 per share. See "Item 11. Compensation Committee Interlocks and Insider Participation."


     Mr. Fairbourne received options to purchase 60,000 shares of Common Stock from Video's stockholders at an exercise price of $2.00 per share in replacement of options to purchase approximately 22,245 shares of Video common stock at an exercise price of $5.39 per share granted in June 1997 which were cancelled upon consummation of the Merger.


      In connection with acquisition of the business of Video Post Production, Inc. in July 1992 from Video, MTE Co. assumed an obligation of Video to pay Mr. Irwin the amount of $1,208,000. The obligation arose in 1989 when Mr. Irwin sold his equity interest in Video back to Video for cash and notes and entered into a five-year consulting agreement with Video. The balance of the debt owed to Mr. Irwin in the amount of $408,000 was paid by the Company in August 1996.

      Video Dub, Inc., a former subsidiary of Video which is owned by the Video stockholders, leases space at 240 Pegasus Avenue, Northvale, New Jersey, in accordance with past practice, on a month-to-month basis at a rate of approximately $11,000 per month. This lease was terminated on September 30, 1997. Further, the Company agreed to provide office services for up to six (6) months after the Merger to certain former subsidiaries of Video which are owned by the Video stockholders following the Merger for a monthly fee of $1,000, provided such services are reasonably proportionate to such fee.

Certain Business Relationships

      On August 27, 1997, IPL's stockholders voted to approve the Agreement and Plan of Merger among Video, IPL and Messrs. Louis Siracusano, Arnold Ferolito and Don Buck (the "Merger Agreement") pursuant to which Video merged with and into IPL, with IPL being the surviving corporation, and the separate corporate existence of Video ceased. At the effective time of the Merger, IPL's name was changed to Video Services Corporation and the Nasdaq National Market symbol was changed to "VSCX". Messrs. Louis Siracusano, Arnold Ferolito and Don Buck collectively owned all of the stock of Video. As a result of the Merger, they received in the aggregate 7,011,349 shares of Common Stock (plus an additional 212,096 shares of Common Stock which replaced an equal number of shares of IPL's common stock then owned by Video which were canceled upon the Merger). Individually, each of Messrs. Siracusano, Ferolito and Buck received 3,350,382, 3,350,382 and 525,681 shares of Common Stock, respectively, which accounted for approximately 25.33%, 25.33% and 3.97%, respectively, of the total number of shares of Common Stock outstanding. Approval of the Merger was sought by solicitation of the IPL stockholders through a proxy statement dated July 25, 1996.

      The representations, warranties and agreements of the parties contained in the Merger Agreement survive for a period of fifteen (15) months following the closing of the Merger; provided, however, that the representations and warranties relating to environmental, employee benefit and tax matters and title to Video common stock survive the closing for a period of three (3) years, plus any extension of time with respect to employee benefit and/or tax matters agreed to with the applicable governmental authorities. The indemnification obligations of each of IPL on the one hand and Video and its stockholders on the other hand as a result of a breach of their respective representations, warranties or agreements generally will not exceed $5,000,000. No indemnification claim may be made against any party unless and until the aggregate claims against such party equals $350,000 and then only for claims in excess of such amount. The Merger Agreement also provides for certain rights of set-off with respect to indemnification claims. Video's stockholders have agreed to deposit in escrow $6,250,000 in Common Stock (valued as of the closing of the Merger) under the terms of the Losses Escrow Agreement in connection with their indemnification obligations to the Company under the Merger Agreement and their indemnification obligations to the Company are limited to the rights the Company has under this escrow. Each stockholder of Video has the right to substitute cash for any shares of Common Stock such stockholder so deposited in escrow based upon the value of such deposited shares as of the closing of the Merger. No additional deposit is required by Video's stockholders in the event of any decrease in the value of the Common Stock so deposited in escrow.

IBJ Schroder Bank & Trust Company acts as the escrow agent in connection with this escrow. In addition, the Company has agreed to indemnify Video's stockholders in connection with the lease between the Company and a partnership owned by the Video stockholders, which indemnification obligations are not subject to any of the foregoing limitations.

      The Merger Agreement also provides that, from time to time after the consummation of the Merger, and in any event at least semi-annually, the Audit Committee of the Board will review the compliance of the Company and Video with their respective representations and warranties contained in the Merger Agreement and will report the results of such review to the Board, and, in connection therewith, will seek such advice and retain such advisors (including, without limitation, legal counsel and accountants) as it will determine to be appropriate. Moreover, the Audit Committee of the Board will be responsible for authorizing any action to be taken by the Company in respect of indemnification claims by and against the Company.
[/R]

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

            3.1 Certificate of Incorporation of the Company, as amended (previously filed with Form 10-K for the fiscal year ended July 31, 1997).

            3.2+ By-Laws of the Company (previously filed with Form 10-K for the fiscal year ended July 31, 1997).

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

            10.70 Stock Resale Agreement, dated as of August 26, 1997, by and among the Company, Louis H. Siracusano, Donald H. Buck and Arnold P. Ferolito (previously filed with Form 10-K for the fiscal year ended July 31, 1997).

            10.71 Registration Rights Agreement, dated as of August 26, 1997, by and among the Company, Louis H. Siracusano, Donald H. Buck and Arnold P. Ferolito (previously filed with Form 10-K for the fiscal year ended July 31, 1997).

            10.72(M) Employment Agreement, dated as of August 26, 1997, by and between the Company and Louis H. Siracusano (previously filed with Form 10-K for the fiscal year ended July 31, 1997).

            10.73(M) Employment Agreement, dated as of August 26, 1997, by and between the Company and Donald H. Buck (previously filed with Form 10-K for the fiscal year ended July 31,
                        1997).

            10.74 Losses Escrow Agreement, dated as of August 26, 1997, by and among the Company, Louis H. Siracusano, Donald H. Buck, Arnold P. Ferolito and IBJ Schroder Bank & Trust Company (previously filed with Form 10-K for the fiscal year ended July 31, 1997).

            10.75(M) Agreement, dated as of August 26, 1997, by and between the Company and Martin Irwin (previously filed with Form 10-K for the fiscal year ended July 31, 1997).

            10.76(M) Agreement, dated as of August 26, 1997, by and between the Company and Arnold P. Ferolito (previously filed with Form 10-K for the fiscal year ended July 31, 1997).


            10.77(M) Termination of employment agreement, dated as of August 25, 1997, by and between the Company and Adrien Macaluso.

            10.78(M) Letter Agreement, dated as of October 17, 1997, by and between the Company and Steven G. Crane (incorporated by reference to exhibit number 10.78 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).

            10.79(M) Agreement, dated as of June 1, 1995, by and between the Company and Kenneth D. Lorber.

            10.80 1997 Long Term Incentive Plan (incorporated by reference to Appendix D to the Registrant's definitive Proxy Statement with respect to its August 27, 1997 special meeting of stockholders).


            16.1 Arthur Andersen LLP letter re change in certifying accountant (incorporated by reference to the exhibit of the same number contained in the Company's Current Report on Form 8-K, dated September 4, 1997).

            21.1 Subsidiaries of the Company (previously filed with Form 10-K for the fiscal year ended July 31, 1997).

            23.1 Consent of Arthur Andersen LLP (previously filed with Form 10-K for the fiscal year ended July 31, 1997).

            23.2 Consent of Ernst & Young LLP (previously filed with Form 10-K for the fiscal year ended July 31, 1997).

            27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed (see Form 10-K for the fiscal year ended July 31, 1997).

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

Date: November 26, 1997            VIDEO SERVICES CORPORATION,
                                   formerly known as International Post Limited

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

Name and Signature              Title                                 Date
------------------              -----                                 ----


/s/ Louis H. Siracusano        President, Chief Executive           11/26/97
---------------------------    Officer and Director
Louis H. Siracusano            (Principal Executive Officer)


/s/ Michael E. Fairbourne      Vice President - Administration      11/26/97
---------------------------    (Principal Financial and
Michael E. Fairbourne          Accounting Officer)


/s/ Terrence A. Elkes          Chairman of the Board of             11/26/97
---------------------------    Directors
Terrence A. Elkes


/s/ Robert H. Alter            Director                             11/26/97
---------------------------
Robert H. Alter


/s/ Julius Barnathan           Director                             11/26/97
---------------------------
Julius Barnathan


/s/ Martin Irwin               Director                             11/26/97
---------------------------
Martin Irwin

/s/ Frank Stillo               Director                              11/26/97
---------------------------
Frank Stillo


/s/ Raymond L. Steele          Director                              11/26/97
---------------------------
Raymond L. Steele

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

      3.1 Certificate of Incorporation of the Company, as amended (previously filed with Form 10-K for the fiscal year ended July 31, 1997).

      3.2+ By-Laws of the Company (previously filed with Form 10-K for the fiscal year ended
                  July 31, 1997).

      4.1 Form of 4% Convertible Subordinated Note of the Company (incorporated by reference to the exhibit of the same number contained in the Company's Current Report on Form 8-K, dated May 18, 1995).

      10.1* (M)   Form of Employment Agreement between Martin
                  Irwin and the Company.

      10.2* (M)   Form of Employment Agreement between Jeffrey
                  J. Kaplan and the Company.

      10.3* (M)   Form of Employment Agreement between Adrien
                  Macaluso and the Company.

      10.4* (M)   Form of International Post Group Inc.
                  Long-term Incentive Plan, together with form of International Post Group Inc. Stock
                  Option Agreement.

      10.5* (M)   Form of International Post Group Inc.
                  Restricted Share Plan for Directors,
                  together with form of Restricted Share
                  Agreement.

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

      10.18** Promissory Note, dated July 31, 1992, made by MTE Co. in favor of P.C. Leasing, a division of Phoenixcor, Inc.

      10.19*      Form of Services Agreement between VSC and
                  Manhattan Transfer.

      10.20*      Form of Services Agreement between VSC and
                  Audio Plus Video.

      10.21*      Form of Roll-Up and Exchange Agreement among
                  Holdings, VSC Video, Inc., Video Services
                  Corporation, the Company and Manhattan
                  Transfer.

      10.22** (M) Form of Stock Option Agreement among VSC,
                  Holdings and Martin Irwin.

      10.23** (M) Form of Stock Option Agreement between the
                  Company and Jeffrey J. Kaplan.

      10.24** Form of Settlement Agreement between Apollo and Holdings.

      10.25**     Form of Services and Option Agreement
                  between Holdings and Kenneth F. Gorman.

      10.26**     Form of Services and Option Agreement
                  between Holdings and Terrence A. Elkes.

      10.27** Form of Stock Option Agreement between VSC and Terrence A. Elkes.

      10.29** (M) Form of Stock Option Agreement between the
                  Company and Kenneth F. Gorman.

      10.30** (M) Form of Stock Option Agreement between the
                  Company and Terrence A. Elkes.

      10.31**     Consent and Authorization, dated December
                  23, 1993, by Martin Irwin, Jeffrey J.
                  Kaplan, Adrien Macaluso, Terrence A. Elkes,
                  Kenneth F. Gorman, VSC, the Company,
                  Holdings and Apollo.

      10.32++ (M) Employment Agreement, dated as of April 21,
                  1994, between the Company and Daniel Rosen.

      10.33++ (M) Stock Option Agreement, dated as of April
                  21, 1994, between the Company and Daniel
                  Rosen.

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

      10.39    (M)  Employment Agreement, dated as of May 4,
                    1995, among Big Picture/Even Time Limited, the Company and Leonard Smalheiser (incorporated by reference to exhibit number 10.6 contained in the Company's Current Report on Form 8-K, dated May 18,
                    1995).

      10.40    (M)  Employment Agreement, dated as of May 4,
                    1995, among Big Picture/Even Time Limited, the Company and Jane Stuart (incorporated by reference to exhibit number 10.7 contained in the Company's Current Report on Form 8- K, dated May 18, 1995).

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

      10.49*** Amendment No. 1 and Reallocation Agreement, dated as of June 12, 1995, by and among The Bank of New York, Fleet Bank, NatWest Bank N.A. and the Company, to the Credit Agreement, date1995, byMay 4, and among International Post Limited, the Lenders party thereto, and The Bank of New York, as the Issuer and as Agent.

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

      10.60    (M)  Employment Agreement, dated as of January
                    22, 1997, by and among Cognitive
                    Communications, LLC and Susan Wiener
                    (incorporated by reference to exhibit
                    number 10.3 contained in the Company's
                    Quarterly Report on Form 10-Q for the
                    quarterly period ended January 31, 1997).

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

      10.67    (M)  Incentive Compensation Agreement, dated as
                    of January 22, 1997, by and among
                    Cognitive Communications, LLC, Susan
                    Wiener, Michael Rudnick and David Leveen
                    (incorporated by reference to exhibit
                    number 10.10 contained in the Company's
                    Quarterly Report on Form 10-Q for the
                    quarterly period ended January 31, 1997).

      10.68    (M)  Form of Incentive Option Agreement,
                    undated, by and between Cognitive
                    Communications, LLC and Optionee
                    (incorporated by reference to exhibit
                    number 10.11 contained in the Company's
                    Quarterly Report on Form 10-Q for the
                    quarterly period ended January 31, 1997).

      10.69    (M)  Consulting Agreement, dated February 15,
                    1997, by and among the Company and Jeffrey
                    J. Kaplan (incorporated by reference to
                    exhibit number 10.12 contained in the
                    Company's Quarterly Report on Form 10-Q
                    for the quarterly period ended January 31,
                    1997).

      10.70 Stock Resale Agreement, dated as of August 26, 1997, by and among the Company, Louis
                    H. Siracusano, Donald H. Buck and Arnold
                    P. Ferolito (previously filed with Form
                    10-K for the fiscal year ended July 31,
                    1997).

      10.71 Registration Rights Agreement, dated as of August 26, 1997, by and among the Company, Louis H. Siracusano, Donald H. Buck and Arnold P. Ferolito (previously filed with Form 10-K for the fiscal year ended July 31, 1997).

      10.72    (M)  Employment Agreement, dated as of August
                    26, 1997, by and between the Company and Louis H. Siracusano (previously filed with Form 10-K for the fiscal year ended July 31, 1997).

      10.73    (M)  Employment Agreement, dated as of August
                    26, 1997, by and between the Company and Donald H. Buck (previously filed with Form 10-K for the fiscal year ended July 31,
                    1997).

      10.74 Losses Escrow Agreement, dated as of August 26, 1997, by and among the Company, Louis H. Siracusano, Donald H. Buck, Arnold P. Ferolito and IBJ Schroder Bank & Trust Company (previously filed with Form 10-K for the fiscal year ended July 31,
                    1997).

      10.75    (M)  Agreement, dated as of August 26, 1997, by
                    and between the Company and Martin Irwin
                    (previously filed with Form 10-K for the fiscal year ended July 31, 1997).

      10.76    (M)  Agreement, dated as of August 26, 1997, by
                    and between the Company and Arnold P.
                    Ferolito (previously filed with Form 10-K for the fiscal year ended July 31, 1997).


      10.77    (M)  Termination of employment agreement, dated
                    as of August 25, 1997, by and between the Company and Adrien Macaluso.

      10.78    (M)  Letter Agreement, dated as of October 17,
                    1997, by and between the Company and
                    Steven G. Crane (incorporated by reference to exhibit number 10.78 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).

      10.79    (M)  Agreement, dated as of June 1, 1995, by
                    and between the Company and Kenneth D.
                    Lorber.

      10.80 1997 Long Term Incentive Plan (incorporated by reference to Appendix D to the Registrant's definitive Proxy Statement with respect to its August 27, 1997 Special Meeting of stockholders).


      16.1 Arthur Andersen LLP letter re: change in certifying accountant (incorporated by reference to the exhibit of the same number contained in the Company's Current Report on Form 8-K, dated September 4,
                    1997).

      21.1          Subsidiaries of the Company (previously
                    filed with Form 10-K for the fiscal year ended July 31, 1997).

      23.1 Consent of Arthur Andersen LLP (previously filed with Form 10-K for the fiscal year ended July 31, 1997).

      23.2 Consent of Ernst & Young LLP (previously filed with Form 10-K for the fiscal year ended July 31, 1997).

      27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed (see Form 10-K for the fiscal year ended July 31, 1997).

-------

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