Form 10-Q
period 1997-12-31
VIDEO SERVICES CORP
filed 1998-02-17
CIK 913888

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


          [X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission File Number 000-23388

                           VIDEO SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   13-3735647
                     (I.R.S. Employer Identification Number)

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

                                 Yes [X] No [ ]

 The number of shares outstanding of the issuer's common stock, $.01 par value per share, as of February 13, 1998, was 13,264,307.

                           VIDEO SERVICES CORPORATION

                                      INDEX


PART I.             FINANCIAL INFORMATION

The audited consolidated financial information at June 30, 1997 and the unaudited consolidated financial information at December 31, 1997 and for the three and six month period ended December 31, 1996 and 1997 relate to Video Services Corporation and its subsidiaries.


Item 1.  FINANCIAL STATEMENTS                                             PAGE

         Condensed Consolidated Balance Sheet as of June 30, 1997
         and December 31, 1997                                             3

         Condensed Consolidated Statements of Income for
         the six  months ended December 31, 1996 and 1997                  4

         Condensed Consolidated Statements of Income for
         the three months ended December 31, 1996 and 1997                 5

         Condensed Consolidated Statements of Cash Flows
         for the six months ended December 31, 1996 and 1997               6

         Condensed Consolidated Statement of Stockholders' Equity for
         the six months ended December 31, 1997                            7

         Notes to Condensed Consolidated Financial Statements              8

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    13
         ---------------------------------------------


PART II.  OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS                                       18

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS               18

Item 3.           DEFAULTS UPON SENIOR SECURITIES                         18

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS                                                 18

Item 5.           OTHER INFORMATION                                       18

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K                        19


SIGNATURES                                                                19

EXHIBIT INDEX                                                             19

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                   As of June 30, 1997 and December 31, 1997
                             (dollars in thousands)


                                                                           June 30,          December 31,
ASSETS                                                                       1997                1997
------
                                                                        ---------------     ---------------
Current assets:
         Cash and cash equivalents ...................................        $    390            $  2,250
         Accounts receivable, net ....................................           6,173              14,117
         Inventories .................................................             688                 982
         Costs and estimated earnings in excess of billings on
            uncompleted contracts ....................................             363                 594
         Deferred income taxes .......................................             674               1,652
         Prepaid expenses and other current assets ...................             574               1,774
                                                                        ---------------     ---------------
                   Total current assets                                          8,862              21,369

Fixed assets, net ....................................................           5,852              36,980
Excess of cost over fair value of net assets acquired, net ...........             449              20,826
Receivable from affiliates ...........................................           1,192                   -
Receivable from officers .............................................             211                   -
Deferred income taxes ................................................             622               3,929
Net assets to be disposed ............................................             634               1,420
Other assets .........................................................           2,979               1,491
                                                                        ---------------     ---------------

                   Total assets                                               $ 20,801            $ 86,015
                                                                        ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
         Accounts payable and accrued expenses .......................         $ 7,812             $ 3,935
         Billings in excess of costs and estimated
           earnings on uncompleted contracts .........................             462               1,012
         Current portion of long-term debt ...........................             149               4,798
         Income taxes payable ........................................               -                 532
         Other current liabilities ...................................           1,789               3,171
                                                                        ---------------     ---------------
                   Total current liabilities                                    10,212              13,448

Long-term debt .......................................................           5,330              40,005
Subordinated debt ....................................................               -               5,346
Deferred and other taxes payable .....................................           2,017               3,348
Payable to affiliates ................................................               -                  34
Other liabilities ....................................................             509               2,840
                                                                        ---------------     ---------------
                   Total liabilities                                            18,068              65,021
                                                                        ---------------     ---------------

Commitments and contingencies

Stockholders' equity:
--------------------
         Preferred stock:   $.01 par value - 3,000,000 shares
                authorized;  no shares outstanding at June 30, 1997
                and December 31, 1997 ................................               -                   -
         Common stock: $.01 par value - 7,500,000 and 25,000,000
                shares authorized; 2,678,162 and 13,238,307 shares
                issued and outstanding at June 30, 1997 and
                December 31, 1997, respectively ......................             103                 132
         Additional paid-in-capital ..................................             419              20,498
         Retained earnings ...........................................           2,211                 364
                                                                        ---------------     ---------------
                   Total stockholders' equity                                    2,733              20,994
                                                                        ---------------     ---------------
                   Total liabilities and stockholders' equity                 $ 20,801            $ 86,015
                                                                        ===============     ===============

                             See accompanying notes

                  VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the Six Months ended December 31, 1996 and 1997
                (dollars in thousands, except per share amounts)

                                                                                   Six                  Six
                                                                              Months Ended          Months Ended
                                                                              December 31,          December 31,
                                                                                  1996                  1997
                                                                             ----------------      ---------------
                                                                                                         <C
Revenues:
     Sales ................................................................          $ 6,780              $ 7,471
     Services .............................................................            5,012               22,146
     Rentals ..............................................................            1,464                1,020
                                                                             ----------------      ---------------
>
                                                                                      13,256               30,637

Costs:
     Costs of sales .......................................................            4,987                5,149
     Costs of services ....................................................            2,391               11,300
     Costs of rentals .....................................................              470                  298
                                                                             ----------------      ---------------
                                                                                       7,848               16,747

Depreciation ..............................................................              830                3,016
                                                                             ----------------      ---------------

Gross profit ..............................................................            4,578               10,874

Selling, general and administrative expenses ..............................            3,222                7,320

Amortization ..............................................................                7                  308
                                                                             ----------------      ---------------

Operating income from continuing operations ...............................            1,349                3,246

Other (expense) income:

            Interest expense ..............................................             (245)              (1,490)

            Interest income and other .....................................              510                   64
                                                                             ----------------      ---------------

Income before income taxes and discontinued operations ....................            1,614                1,820

Income tax expense ........................................................              662                  874
                                                                             ----------------      ---------------

Income from continuing operations .........................................              952                  946

Discontinued operations:
            Loss from operations of Diversified  Products segment and
              Consulting Services (less applicable income tax benefit
              of $474 and $73) ............................................             (682)                (140)
                                                                             ----------------      ---------------

Net income ................................................................            $ 270                $ 806
                                                                             ================      ===============

Earnings per share:
   Basic:
       Income from continuing operations ..................................           $ 0.14               $ 0.08
       Loss from discontinued operations ..................................            (0.10)              $(0.01)
                                                                             ----------------      ---------------
       Net income .........................................................           $ 0.04               $ 0.07
                                                                             ================      ===============

   Diluted:
       Income from continuing operations ..................................           $ 0.14               $ 0.08
       Loss from discontinued operations ..................................            (0.10)               (0.01)
                                                                             ----------------      ---------------
       Net income .........................................................           $ 0.04               $ 0.07
                                                                             ================      ===============
Dividend per share ........................................................           $  -                 $ 0.23
                                                                             ================      ===============
Weighted average number of shares outstanding
  for basic earnings per share..............................................        7,011,349           11,309,304
                                                                             ================      ===============


                             See accompanying notes

                  VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months ended December 31, 1996 and 1997
                (dollars in thousands, except per share amounts)

                                                                                Three               Three
                                                                             Months Ended        Months Ended
                                                                             December 31,        December 31,
                                                                                 1996                1997
                                                                            ---------------     ----------------
                                                                                                       <C
Revenues:
     Sales ................................................................        $ 3,270              $ 3,296
     Services .............................................................          2,684               15,407
     Rentals ..............................................................            575                  516
                                                                            ---------------     ----------------
                                                                                     6,529               19,219

Costs:
     Costs of sales .......................................................          2,546                2,448
     Costs of services ....................................................          1,155                7,876
     Costs of rentals .....................................................            143                  167
                                                                            ---------------     ----------------
                                                                                     3,844               10,491

Depreciation ..............................................................            420                2,081
                                                                            ---------------     ----------------

Gross profit ..............................................................          2,265                6,647

Selling, general and administrative expenses ..............................          1,703                4,669

Amortization ..............................................................              3                  225
                                                                            ---------------     ----------------

Operating income from continuing operations ...............................            559                1,753


Other (expense) income:

            Interest expense ..............................................           (126)                (949)

            Interest income and other .....................................            493                   33
                                                                            ---------------     ----------------

Income before income taxes and discontinued operations ....................            926                  837

Income tax expense ........................................................            359                  445
                                                                            ---------------     ----------------

Income from continuing operations .........................................            567                  392


Discontinued operations:
            Loss from operations of Diversified  Products segment and
              Consulting Services (less applicable income tax benefit
              of $337 and $11) ............................................           (442)                 (19)
                                                                            ---------------     ----------------

Net income ................................................................          $ 125                $ 373
                                                                            ===============     ================

Earnings per share:
   Basic:
        Income from continuing operations .................................         $ 0.08               $ 0.03
        Loss from discontinued operations .................................          (0.06)                  -
                                                                            ---------------     ----------------
        Net income ........................................................         $ 0.02               $ 0.03
                                                                            ===============     ================

   Diluted:
        Income from continuing operations .................................         $ 0.08               $ 0.03
        Loss from discontinued operations .................................          (0.06)                  -
                                                                            ---------------     ----------------
       Net income .........................................................         $ 0.02               $ 0.03
                                                                            ===============     ================

Dividend per share ........................................................         $ -                  $ -
                                                                            ===============     ================
Weighted average number of shares outstanding
  for basic earnings per share.............................................       7,011,349           13,238,307
                                                                            ===============     ================


                             See accompanying notes

                 VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months ended December 31, 1996 and 1997
                             (dollars in thousands)


                                                                                    Six                   Six
                                                                               Months Ended          Months Ended
                                                                               December 31,          December 31,
                                                                                   1996                  1997
                                                                              ----------------      ----------------
Operating Activities

Net cash provided by (used in) operating activities .......................           $   718              $ (7,032)

Investing Activities
Additions to fixed assets .................................................            (2,192)               (2,108)
Proceeds from sale of fixed assets ........................................                 3                   120
(Increase) decrease in receivable from affiliates .........................               739                  (112)
Real estate partnerships contributed ......................................                 -                    60
                                                                              ----------------      ----------------
Net cash used in investing activities                                                   (1,450)               (2,040)

Financing Activities
Proceeds from borrowings ..................................................             2,303                41,800
Repayments of borrowings ..................................................            (1,301)              (31,076)
Cash contributed by merger ................................................                 -                   208
                                                                              ----------------      ----------------
Net cash provided by financing activities                                                1,002                10,932

Net increase in cash ......................................................               270                 1,860

Cash and cash equivalents, beginning of period ............................               520                   390

                                                                              ----------------      ---------------
Cash and cash equivalents, end of period                                              $   790               $ 2,250
                                                                              ================      ================


                             See accompanying notes

                 VIDEO SERVICES CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Six Months ended December 31, 1997
                             (dollars in thousands)

                                                     Common       Common
                                                     Stock        Stock       Paid-In      Retained
                                                     Shares       Amount      Capital      Earnings       Total
                                                  ------------------------------------------------------------------
Balance at June 30, 1997                             2,678,162        $ 103     $    419      $ 2,211       $ 2,733

Exchange of common stock with merger of IPL          4,333,187           29          (29)           -             -

Common stock received in merger with IPL             6,226,958            -       21,172            -        21,172

Real estate partnerships contributed                         -            -       (1,263)           -        (1,263)

Issuance of stock options                                    -            -          199            -           199

Dividend to shareholders                                     -            -            -       (2,653)       (2,653)

Net income                                                   -            -            -          806           806

                                                  ------------------------------------------------------------------

Balance at December 31, 1997                        13,238,307        $ 132     $ 20,498      $   364      $ 20,994
                                                  ==================================================================


                             See accompanying notes

                  VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements of Video Services Corporation ("Old Video
Services Corporation") as of and for the year ended June 30, 1997 included in the Form 8-K/A filed by the Company (as defined below).

         On August 27, 1997, the Old Video Services Corporation merged with and into International Post Limited ("IPL") with IPL as the surviving corporation ("the Merger"). At the effective time of the Merger, IPL changed its name to Video Services Corporation. The "Company" refers to the surviving corporation after the Merger. The Merger was accounted for as a reverse acquisition whereby pre-Merger financial statements of Old Video Services Corporation became the historical financial statements of the Company. As such, the net assets of IPL have been recorded at fair value. An aggregate of 7,011,349 shares of Company common stock were issued to the stockholders of Old Video Services Corporation in the Merger (plus an additional 212,096 shares of common stock which were issued to replace an equal number of shares of common stock owned by Old Video Services Corporation which were canceled upon the Merger). Such shares in the aggregate represented approximately 54.6% of the outstanding shares of common stock immediately after the Merger.

         At the time of the Merger, IPL had combined assets of $43,996, consisting of cash and cash equivalents ($216), net accounts receivable ($9,885), prepaid and other current assets ($1,349), net fixed assets ($29,474), net deferred tax assets ($2,323), and other long-term assets ($749). The combined liabilities consisted of accounts payable and accrued payables ($4,328), long-term debt ($30,464), other current liabilities ($1,901), and other liabilities ($1,463).

     The Company recorded goodwill of $20,659 in connection with the Merger, which is being amortized over 25 years.

     In connection with, and as a condition to the Merger, immediately prior to the Merger, the Diversified Products segment was spun-off to the stockholders of Old Video Services Corporation in a non-cash dividend of approximately $2,653. Immediately prior to the Merger, the principal stockholders of the Old Video Services Corporation contributed (the "Contribution") the stock of two S corporations holding all of the general and limited partnership interests in Mal Partners and L.I.M.A. Partners, which partnerships owned real estate and equipment which was leased solely to Old Video Services Corporation and IPL. The Contribution, which represents a transfer between entities under common control, has been recorded at the lower of historical amortized cost or fair value.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 1 - Basis of Presentation (continued)

         The S corporations, through their ownership of MAL Partners and L.I.M.A. Partners, at the time of the Contribution had combined assets of $3,793, consisting of cash and cash equivalents ($-8), net accounts receivable ($9), prepaid expenses and other current assets ($73), buildings, satellite equipment and land ($3,198), and other long-term assets ($521). The combined liabilities consisted of accounts payable and accrued expenses ($54), mortgage obligations ($3,588), deferred taxes ($18), and other current liabilities ($29).

         The following presents the unaudited combined pro forma results of operations for the six month periods ended December 31, 1996 and 1997, as if the Merger and Contribution had occurred as of July 1, 1996 and July 1, 1997, respectively. The unaudited combined pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had IPL and Old Video Services Corporation actually combined during the periods presented or of future results of operations of the combined operations.

                (dollars in thousands, except per share amounts)

                                               1996                    1997
                                        ---------------         ----------------
Revenues                                       $39,626                  $38,028
Income from continuing operations                1,808                    1,093
Income from continuing operations per share        .14                      .08
Net income                                       1,126                      894
Net income per share                               .09                      .07


     Pro forma income from continuing operations and net income per share are based on the weighted average number of shares outstanding after the Merger of 13,238,307. Included in the net income for the period ended December 31, 1996 is approximately $682 of loss from discontinued operations relating to certain subsidiaries (Diversified Products segment) of Old Video Services Corporation which were discontinued in connection with the Merger. Included in the net income for the period ended December 31, 1997 is approximately $199 of losses from the discontinued operations relating to the consulting company (see Note
8).

Note 2 - Inventories

         Inventories, which consist of system components and equipment are valued at the lower of specific cost or market and tape stock which is valued at the lower of cost or market on a FIFO basis.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 3 - Accounts Receivable
                                                June 30,           December 31,
                                                  1997                 1997
                                           ----------------     ----------------
Accounts Receivable, trade                     $     6,475         $     15,151
Less:  Allowance for doubtful account                  302                1,034
                                           ----------------     ----------------
                                               $     6,173         $     14,117
                                           ================     ================

Note 4 - Fixed Assets

         Fixed assets, at cost, including equipment under capitalized leases, summarized by major categories consist of the following:

                                                June 30,           December 31,
                                                  1997                 1997
                                           ----------------     ----------------
Machinery and equipment                       $     17,539         $     61,206
Leasehold improvements                               2,461               15,985
Furniture and fixtures                                 597                2,705
Transportation equipment                               195                  311
Building                                                 -                3,531
Land                                                 1,000                1,967
Equipment under capital leases                         170                2,074
                                           ----------------     ----------------
                                                    21,962               87,779
Less:  Accumulated depreciation                     16,110               50,799
                                           ----------------     ----------------
                                               $     5,852         $     36,980
                                           ================     ================


Note 5 - Earnings Per Share

         Basic income (loss) per common share is calculated by dividing net income by the weighted average number of shares of common stock of the Company. The calculation of fully diluted income (loss) per share of common stock assumes full conversion of the Company's 4.0% Convertible Subordinated Notes due May 4, 2003 into common stock at the beginning of the year. The weighted average number of shares outstanding for the six months and three months ended December 31, 1996, reflects the amount of IPL shares (7,011,349) issued in connection with the Merger. The weighted average number of shares for the six months and three months ended December 31, 1997 reflects the 7,011,349 shares plus the 6,226,958 shares contributed by IPL in connection with the Merger.


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

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (continued)


Note 7 - Long-Term Debt
                                             June 30,              December 31,
                                               1997                    1997
                                       ------------------      -----------------
Senior secured item loan                     $        -             $     32,000
Senior secured revolving credit loan                1,861                  8,800
Notes payable to credit institutions
   bearing interest at 10.0% - 13.0%                2,655                    -
Notes payable to credit institutions
   bearing interest at 8.65% - 12.25%                 374                    -
Mortgage payable to credit institutions
   bearing interest at prime plus 1%                  517                  2,524
Capitalized lease obligations                          72                  1,479
                                       ------------------      -----------------
                                                    5,479                 44,803
Less:  Current maturities                             149                  4,798
                                       ------------------      -----------------
                                              $     5,330           $     40,005
                                       ==================      =================


         In connection with the Merger, the Company refinanced all IPL's and Old Video Services Corporation's long-term indebtedness (excluding capital lease obligations, Old Video Services Corporation's mortgage payable, IPL's subordinated debt and IPL's note payable to Cognitive Communications, Inc.) including lines of credit, with a $33,000 term loan and a $17,000 revolving line of credit. The Company's current debt obligations at June 30, 1997 were approximately $3,900 after giving effect to the Merger, refinancing and Contribution (see Note 1), which was less than IPL's pre-refinancing current portion of long-term debt of approximately $4,200. Consequently, all of the Company's debt at June 30, 1997, excluding current capital lease obligations and mortgage payable, has been classified as long-term.

     Old Video Services Corporation had a short-term line of credit of $2,100 at June 30, 1997, under which $1,861 was outstanding.

         Senior Secured Long-Term Debt - The Company established a $33,000 senior secured term loan (the "Term Loan") and the Revolving Loan (as defined herein), with a five-year facility provided by KeyBank, as the agent bank (the "Facility") which are secured by all assets of the Company and its existing and future directly and indirectly owned subsidiaries. The Term Loan and the Revolving Loan bear interest at the lenders' prime rate minus 1.0% or LIBOR (London Interbank Offered Rate) plus a number of basis points based upon the Company's leverage ratio (funded debt divided by EBITDA), which is initially LIBOR plus 1.75%. Principal payments of $1,000 per quarter in respect of the term loan portion of the facility were due beginning December 31, 1997. Such quarterly principal payments increase to $1,250 per quarter on December 31, 1998 and then increase to $1,750 per quarter on December 31, 1999 and then further increase to $2,000 per quarter on September 30, 2001 with a balloon payment of $3,750 in respect of the Term Loan portion of the facility due on September 30, 2002. The facility contains various covenants that require the Company to maintain certain financial ratios, prohibit dividends and similar payments and restrict the incurrence of other indebtedness. The facility is guaranteed by all of the Company's subsidiaries. The Company's Term Loan rate was 7.5% at December 31, 1997.

                  VIDEO SERVICES CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (continued)


Note 7 - Long-Term Debt (continued)


         Revolving Credit Facility - The Company established a $17,000 senior secured revolving credit facility (the "Revolving Loan") with KeyBank. The Company had outstanding direct borrowings of $8,800 under the Revolving Loan at December 31, 1997. The Company also has outstanding under the Revolving Loan letters of credit of approximately $1,096 at December 31, 1997. The Company's weighted average interest rate was 7.59% at December 31, 1997.

         Subordinated Debt - The Company, in connection with the Merger, assumed IPL's $6,350 principal amount of eight year convertible subordinated notes, due May 4, 2003, with an interest rate of 4.0%, convertible at $14 per share after five years and redeemable after six years. The debt was valued at $4,890 at May 5, 1995 using an effective rate of 8.34%. The valuation discount is being amortized over the life of the notes.

         Also, in connection with the Merger and Contribution, the Company assumed additional long-term indebtedness of $3,842, consisting of a note payable to Cognitive Communications, Inc ($196), mortgage payable ($2,103) and capital lease obligations ($1,543).

Note 8 - Discontinued Operations

     On November 30, 1997, management, which had the authority to approve the action, committed the Company to a formal plan to dispose its interest in the consulting company providing strategic consulting services in the area of communications, design and implementation of intranets, extranets and internets. The Company's management has determined fair value for the assets taking into account cash flow projections, customer agreements and employment agreements. The Company has excluded from its results of continuing operations, from the date of Merger, losses from the operations of the consulting company and included management's estimates of cash flow that is to be funded. Management estimates the consulting company will be disposed of by November 1998.

     Losses from the discontinued consulting company amounted to $140 from the date of Merger through November 30, 1997, net of applicable income tax benefit of $73, and are shown separately in the consolidated statements of income. Post November 30, 1997 losses of $81 have been deferred as a result of the expected improved operation of this entity. Revenues of the discontinued consulting company were $558 from the date of Merger through December 31, 1997.

     At November 30, 1997, the consulting company had combined assets of $1,488, consisting of net accounts receivable ($744), prepaid and other current assets ($29), net fixed assets ($555), and other long-term assets ($160). The combined liabilities consisted of accounts payable and accrued expenses ($84), other current liabilities ($95), and net deferred taxes payable ($13).

     On January 2, 1997, management, which had the authority to approve the action, committed Old Video Services Corporation to a formal plan to discontinue the operations of its Diversified Products segment as a condition to the Merger (see Note 1). In August 1997, immediately prior to the Merger, the Old Video Services Corporation spun-off the operations of its Diversified Products segment to the shareholders of Old Video Services Corporation.

     Losses from the discontinued Diversified Products segment amounted to $682 for the six month period ended December 31, 1996, net of applicable income tax benefit of $474, and is shown separately in the consolidated statements of income.

     Revenues of the discontinued operations of the Diversified Products segment were $5,617 and $1,421 for the six month period ended December 31, 1996 and 1997, respectively.

                  VIDEO SERVICES CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (continued)




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (in thousands, except share amounts)

General

     On August 27, 1997, Video Services Corporation ("Old Video") merged with and into International Post Limited ("IPL") with IPL being the surviving corporation (the "Merger"). At the effective time of the Merger, IPL changed its name to Video Services Corporation. References herein to the "Company" refer to the combined company after giving effect to the Merger. The Merger was accounted for as a reverse acquisition whereby the pre-Merger financial statements of Old Video became the historical financial statements of the Company. As a result of the Merger, the results of operations and cash flows reported for the Company for the six months ended December 31, 1997 are not necessarily comparable to those for the six months ended December 31, 1996. The results of operations and cash flows as reported represent those of the Company for the six month periods ended December 31, 1997 and 1996, and include the results of operations and cash flows of IPL from the date of the Merger through December 31, 1997. In addition, in August 1997 and prior to the Merger: (i) Old Video discontinued the operations of its Diversified Products segment through a spinoff of the Diversified Products segment to Old Video's stockholders and (ii) the principal stockholders of Old Video contributed by merger (the "Contribution") the stock of two S corporations holding all of the general and limited partnership interests in MAL Partners and L.I.M.A. Partners, which partnerships owned real estate and equipment which was leased solely to Video and IPL. The Contribution, which represents a transfer between entities under common control, has been recorded at the lower of historical amortized cost or fair value. See Note 1 to the Company's unaudited condensed consolidated financial statements included herein. The following discussion and analysis should be read in conjunction with such historical consolidated financial statements and the notes thereto.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)
                      (in thousands, except share amounts)


Discontinued Operations

     On January 2, 1997, Old Video's management, which had the authority to approve the action, committed Video to a formal plan to discontinue the operations of its Diversified Products segment as a condition to the Merger. In August 1997 and prior to the Merger, Old Video spun off the Diversified Products segment to Old Video's stockholders. On November 30, 1997, management, which had the authority to approve the action, committed the Company to a formal plan to dispose the consulting company providing strategic consulting services in the area of communications, design and implementation of intranets, extranets and internets (See Note 8).


Results of Continuing Operations

     Three Months Ended December 31, 1997 compared to Three Months Ended December 31, 1996.

     Total revenues increased by $12,690 to $19,219 in 1997 from $6,529 in 1996. Revenues from services increased by $12,723 to $15,407 in 1997 from $2,684 in 1996. $12,474 of the $15,407 of 1997 services revenue was attributable to post-Merger contribution to revenues from services provided by IPL. Revenues from services other than those provided by IPL increased by 9.3% to $2,933 in 1997 from $2,684 in 1996. This increase was due primarily to an increase in the number of customers connected to the Company's satellite and fiber optic network and the receipt of additional transmission revenues from existing customers, which was partially offset by a decrease in syndication revenues due to programming cancellations. Revenues from sales increased by 0.8% to $3,296 in 1997 from $3,270 in 1996 due to increased demand for design and installation of video systems; however, the amount of the increase was reduced as a result of a change in the structure of certain contracts pursuant to which the Company now receives a commission on equipment used in such video systems which is purchased directly by the customer from third parties. Previously, the Company had recorded revenues from the sale of such equipment as well as costs related to the purchase thereof. Rental revenue decreased 10.3% to $516 in 1997 from $575 in 1996 as a result of strong demand for video equipment generated by the presidential election and the professional baseball World Series in 1996, which did not recur in 1997.

     Total costs of sales, services and rentals increased by $6,647 to $10,491 in 1997 from $3,844 in 1996. Costs of services increased by $6,721 to $7,876 in 1997 from $1,155 in 1996. This increase was primarily attributable to costs of services provided by IPL of $6,641 and a $80 increase in costs of non-IPL services. Increases in costs of sales were offset by decreases which were due primarily to the change in the contract structure discussed above. Cost of rentals increased by $24 to $167 in 1997 from $143 in 1996 as a result of higher sub-rental costs. The Company's overall gross profit margin decreased to 34.6% in 1997 from 34.7% in 1996. Gross profit margin from sales increased to 25.7% in 1997 from 22.1% in 1996 primarily as a result of the change in the contract structure discussed above. Gross profit margin from services other than services provided by IPL increased to 57.9% in 1997 from 57.0% in 1996 as a result of an increase in revenues combined with stable fixed costs for materials and equipment. Gross profit margin from rentals decreased to 67.6% in 1997 from 75.1% in 1996, primarily from a higher amount of sub-rentals.

     Selling, general and administrative expenses increased to $4,669 in 1997 from $1,703 in 1996, which increases primarily resulted from the additional administrative salaries and occupancy costs attributed to IPL's operations.
However, as a result of the Company's increased revenue, selling, general and administrative expenses as a percentage of revenues decreased to 24.3% in 1997 from 26.1% in 1996.

     Depreciation increased to $2,081 in 1997 from $420 in 1996, primarily due to the significant amount of fixed assets of IPL acquired in the Merger. Amortization expense increased to $225 in 1997 from $3 in 1996 reflecting the amortization of the goodwill (excess of cost over the fair value of net assets acquired) recorded in connection with the Merger, which is being amortized over 25 years.

     Interest expense increased to $949 in 1997 from $126 in 1996 primarily due to the assumption by the Company in the Merger of IPL's existing long-term indebtedness. See "-- Liquidity and Capital Resources."

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS (continued) (in thousands, except share amounts)

     The effective tax rate applied against pre-tax income was 53.2% in 1997 and 38.8% in 1996. The effective tax rate for both periods as compared to the federal statutory tax rate of 34% was primarily the result of state income taxes and goodwill amortization created by the Merger which is not deductible for income tax purposes.

     Income from continuing operations decreased 30.9% to $392 in 1997 from $567 in 1996 primarily as a result of the factors discussed above.

     Six Months Ended December 31, 1997 compared to Six Months Ended December 31, 1996.

     Total revenues increased by $17,381 to $30,637 in 1997 from $13,256 in 1996. Revenues from services increased by $17,134 to $22,146 in 1997 from $5,012 in 1996. $16,768 of the $22,146 of 1997 services revenue was attributable to post-Merger contribution to revenues from services provided by IPL. Revenues from services other than those provided by IPL increased by 7.3% to $5,378 in 1997 from $5,012 in 1996. This increase was due primarily to an increase in the number of customers connected to the Company's satellite and fiber optic network and the receipt of additional transmission revenues from existing customers, which was partially offset by a decrease in syndication revenues due to programming cancellations. Revenues from sales increased by 10.2% to $7,471 in 1997 from $6,780 in 1996 due to increased demand for design and installation of video systems; however, the amount of the increase was reduced as a result of a change in the structure of certain contracts pursuant to which the Company now receives a commission on equipment used in such video systems which is purchased directly by the customer from third parties. Previously, the Company had recorded revenues from the sale of such equipment as well as costs related to the purchase thereof. Rental revenue decreased 30.3% to $1,020 in 1997 from $1,464 in 1996 as a result of strong demand for video equipment generated by the Atlanta Olympics, presidential election, and the professional baseball World Series in 1996, which did not recur in 1997.

     Total costs of sales, services and rentals increased by $8,899 to $16,747 in 1997 from $7,848 in 1996. Costs of services increased by $8,909 to $11,300 in 1997 from $2,391 in 1996. This increase was primarily attributable to costs of services provided by IPL of $8,923, which was offset by a $14 decrease in costs of non-IPL services. Increases in costs of sales were offset by decreases which were due primarily to the change in the contract structure discussed above. Cost of rentals decreased by $172 to $298 in 1997 from $470 in 1996 as a result of strong demand for video equipment generated by the Atlanta Olympics, presidential election, and the professional baseball World Series, which did not recur in 1997. The Company's overall gross profit margin increased to 35.5% in 1997 from 34.5% in 1996. Gross profit margin from sales increased to 31.1% in 1997 from 26.4% in 1996 primarily as a result of the change in contract structure discussed above. Gross profit margin from services other than services provided by IPL increased to 55.8% in 1997 from 52.3% in 1996 as a result of an increase in revenues combined with stable fixed costs for materials and equipment. Gross profit margin from rentals increased to 70.8% in 1997 from 67.9% in 1996, primarily from reduced amount of sub-rentals which were required in 1996 to meet increased demand for equipment rentals in connection with the Atlanta Olympics.

     Selling, general and administrative expenses increased to $7,320 in 1997 from $3,222 in 1996, which increases primarily resulted from the additional administrative salaries and occupancy costs attributable to IPL's operations. However, as a result of the Company's increased revenue, selling, general and administrative expense as a percentage of revenues decreased to 23.9% in 1997 from 24.3% in 1996.

     Depreciation increased to $3,016 in 1997 from $830 in 1996, primarily due to the significant amount of fixed assets of IPL acquired in the Merger. Amortization expense increased to $308 in 1997 from $7 in 1996 reflecting the amortization of the goodwill (excess of cost over the fair value of net assets acquired) recorded in connection with the Merger, which is being amortized over 25 years.

     Interest expense increased to $1,490 in 1997 from $245 in 1996 primarily due to the assumption by the Company in the Merger of IPL's existing long-term indebtedness. See "-- Liquidity and Capital Resources."

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)
                      (in thousands, except share amounts)


     The effective tax rate applied against pre-tax income was 48.0% in 1997 and 41.0% in 1996. The effective tax rate for both periods as compared to the federal statutory tax rate of 34% was primarily the result of state income taxes and goodwill amortization created by the Merger which is not deductible for income tax purposes.

     Income from continuing operations decreased 0.6% to $946 in 1997 from $952 in 1996 primarily as a result of the factors discussed above.


Liquidity and Capital Resources

     The Company meets its liquidity needs and capital expenditures requirements with internally generated funds, borrowing under its bank credit facility (including line of credit), equipment financing and capital leases. Such funds are used for capital expenditures, working capital needs and repayment of outstanding indebtedness.

     In connection with the Merger, the Company refinanced substantially all of Video's and IPL's long-term indebtedness (excluding convertible subordinated debt, Old Video's mortgage payable, note payable to Cognitive Communications, Inc. and obligations under capital leases), including lines of credit, with a $33,000 term loan and a $17,000 revolving line of credit. The new facility bears interest at: (i) the lenders' prime rate minus 1.00% or (ii) LIBOR plus a number of basis points based upon the Company's leverage ratio (funded debt divided by EBITDA (defined as earnings before interest, taxes, depreciation and amortization), which is initially LIBOR plus 1.75% (the Company has the option to choose the applicable interest rate). Principal payments of $1,000 per quarter in respect of the term loan portion of the facility were due beginning December 31, 1997. Such quarterly principal payments increase to $1,250 per quarter on December 31, 1998 and then increase to $1,750 per quarter on December 31, 1999 and then further increase to $2,000 per quarter on September 30, 2001 with a balloon payment of $3,750 in respect of the term loan portion of the facility due on September 30, 2002. The facility is secured by all of the assets of the Company and its subsidiaries (after giving effect to the Merger). No significant gain or loss resulted from the refinancing. The facility contains covenants which require the Company to maintain certain financial ratios, prohibit dividends and similar payments and restrict the incurrence of other indebtedness. The facility is guaranteed by all of the Company's subsidiaries (after giving effect to the Merger).

     The proceeds of the new facility were used as follows: approximately $23,400 to refinance IPL's outstanding long-term indebtedness, approximately $3,600 to refinance Old Video's outstanding long-term indebtedness and $1,485 of mortgage obligations of MAL Partners and approximately $1,800 to refinance Old Video's outstanding short-term line of credit. Approximately $3,500 was used to pay the fees and expenses incurred in connection with the Merger.

     At December 31, 1997, the Company's outstanding indebtedness was approximately $50,149, including $8,800 under the revolving credit facility. At December 31, 1997, the interest rate was approximately 7.5%. The remainder of the facility (approximately $8,200) will be available for future working capital requirements and general corporate purposes.


     Cash Flow from Operating Activities. For the six months ended December 31, 1997, net cash used in operating activities was $7,032, primarily resulting from EBITDA of $6,634, which was offset by increases in working capital requirements, primarily the payment of transaction costs associated with the Merger. For the six months ended December 31, 1996, net cash provided by operating activities was $718, primarily resulting from EBITDA of $2,696, which was offset by increases in working capital requirements.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)
                      (in thousands, except share amounts)

     Cash Flow from Investing Activities. For the six months ended December 31, 1997, the Company used $2,040 for investing activities, consisting of $2,108 for the purchase of additional equipment, which was offset by a sale of fixed assets and repayment of an advance to an affiliate.


     Cash Flow from Financing Activities. For the six months ended December 31, 1997, cash provided by financing activities, net of repayments of borrowings of long-term indebtedness, was $10,932. Such amount primarily consisted of $33,000 in proceeds from the senior secured term loan and $8,800 in borrowings under the revolving line of credit described above. The Company repaid $31,076 of borrowings primarily in connection with the refinancing described above.




Impact of Year 2000:

     Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has completed an assessment and will have to modify portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total year 2000 project cost is estimated by management to be not material.

                                     PART II

                                OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

     Not applicable


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

       Not applicable


Item 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable


Item 5.  OTHER INFORMATION

     The Registrant filed with the Securities and Exchange Commission on Form 8-A on February 6, 1998, pursuant to the requirements of Section 12(b) of the Securities Exchange Act of 1934, in connection with the listing of the Common Stock on the American Stock Exchange.

                                     PART II

                            OTHER INFORMATION (con't)


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

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

                           VIDEO SERVICES CORPORATION
                                  (Registrant)



Date:  February 13, 1998            /s/Louis H. Siracusano
                                    -------------------------------------------
                                    Name:  Louis H. Siracusano
                                    Title: President and Chief Executive Officer

Date:  February 13, 1998            /s/Steven G. Crane
                                    -------------------------------------------
                                    Steven G. Crane
                                    Vice President and Chief Financial Officer