Form 10-Q
period 1998-03-31
VIDEO SERVICES CORP
filed 1998-05-15
CIK 913888

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


          [X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                 Yes [X] No [ ]

 The number of shares outstanding of the issuer's common stock, $.01 par value per share, as of May 15, 1998, was 13,264,307 shares.

                           VIDEO SERVICES CORPORATION

                                      INDEX


PART I.           FINANCIAL INFORMATION

The audited consolidated financial information at June 30, 1997 and the unaudited consolidated financial information at March 31, 1998 and for the three and nine month period ended March 31, 1997 and 1998 relate to Video Services Corporation and its subsidiaries.


Item 1.   FINANCIAL STATEMENTS                                              PAGE

          Condensed Consolidated Balance Sheet as of June 30, 1997
          and March 31, 1998                                                 3

          Condensed Consolidated Statements of Operations for
          the nine months ended March 31, 1997 and 1998                      4

          Condensed Consolidated Statements of Operations for
          the three months ended March 31, 1997 and 1998                     5

          Condensed Consolidated Statements of Cash Flows
          for the nine months ended March 31, 1997 and 1998                  6

          Condensed Consolidated Statement of Stockholders' Equity for
          the nine months ended March 31, 1998                               7

          Notes to Condensed Consolidated Financial Statements               8

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     15


PART II.  OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS.........................................18

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.................18

Item 3.           DEFAULTS UPON SENIOR SECURITIES...........................18

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS...................................................18

Item 5.           OTHER INFORMATION.........................................18

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K..........................19


SIGNATURES..................................................................19

EXHIBIT INDEX...............................................................19

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     As of June 30, 1997 and March 31, 1998
                             (dollars in thousands)


                                                                           June 30,           March 31,
ASSETS                                                                       1997                1998

                                                                        ---------------     ---------------
Current assets:
         Cash and cash equivalents ....................................       $    390            $    894
         Accounts receivable, net .....................................          6,173              13,144
         Inventories ..................................................            688               1,100
         Costs and estimated earnings in excess of billings on
            uncompleted contracts .....................................            363                 699
         Deferred income taxes ........................................            674               1,652
         Prepaid expenses and other current assets ....................            574               1,506
                                                                        ---------------     ---------------
                   Total current assets ...............................          8,862              18,995

Fixed assets, net .....................................................          5,852              35,197
Excess of cost over fair value of net assets acquired, net ............            449              20,615
Receivable from affiliates ............................................          1,192                   -
Receivable from officers ..............................................            211                   -
Deferred income taxes .................................................            622               3,929
Net assets to be disposed .............................................            634               1,798
Other assets ..........................................................          2,979               1,774
                                                                        ---------------     ---------------
                   Total assets .......................................       $ 20,801            $ 82,308
                                                                        ===============     ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses ........................        $ 7,812             $ 5,135
         Billings in excess of costs and estimated
           earnings on uncompleted contracts ..........................            462               1,956
         Current portion of long-term debt ............................            149               4,781
         Income taxes payable .........................................              -                 968
         Other current liabilities ....................................          1,789               3,352
                                                                        ---------------     ---------------
                   Total current liabilities ..........................         10,212              16,192

Long-term debt ........................................................          5,330              33,328
Subordinated debt .....................................................              -               5,394
Deferred and other taxes payable ......................................          2,017               3,348
Payable to affiliates .................................................              -                  36
Other liabilities .....................................................            509               2,624
                                                                        ---------------     ---------------
                   Total liabilities ..................................         18,068              60,922
                                                                        ---------------     ---------------

Commitments and contingencies

Stockholders' equity:
         Preferred stock:   $.01 par value - 3,000,000 shares
            authorized;  no shares outstanding at June 30, 1997
            and March 31, 1998 ........................................              -                   -
         Common stock: $.01 par value - 7,500,000 and 25,000,000
            shares authorized; 2,678,162 and 13,264,307 shares issued
            and outstanding at June 30, 1997 and March 31, 1998
            respectively ..............................................            103                 132
         Additional paid-in-capital ...................................            419              20,573
         Retained earnings ............................................          2,211                 681
                                                                        ---------------     ---------------
                   Total stockholders' equity .........................          2,733              21,386
                                                                        ---------------     ---------------
                   Total liabilities and stockholders' equity .........       $ 20,801            $ 82,308
                                                                        ===============     ===============


                             See Accompanying Notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
               For the Nine Months  ended  March 31,  1997 and 1998
                (dollars in thousands, except per share amounts)

                                                                                  Nine                  Nine
                                                                              Months Ended          Months Ended
                                                                                March 31,            March 31,
                                                                                  1997                  1998
                                                                             ----------------      ---------------
Revenues:
     Sales ............................................................              $ 9,595             $ 11,567
     Services .........................................................                7,431               38,003
     Rentals ..........................................................                1,928                1,523
                                                                             ----------------      ---------------
                                                                                      18,954               51,093

Costs:
     Costs of sales ...................................................                6,976                8,508
     Costs of services ................................................                3,533               19,545
     Costs of rentals .................................................                  626                  440
                                                                             ----------------      ---------------
                                                                                      11,135               28,493

Depreciation ..........................................................                1,267                5,024
                                                                             ----------------      ---------------

Gross profit ..........................................................                6,552               17,576

Selling, general and administrative expenses ..........................                4,710               12,067

Amortization ..........................................................                   12                  563
                                                                             ----------------      ---------------

Operating income from continuing operations ...........................                1,830                4,946

Other (expense) income:

            Interest expense ..........................................                 (406)              (2,618)

            Interest income and other .................................                  550                  101
                                                                             ----------------      ---------------

Income before income taxes and discontinued operations ................                1,974                2,429

Income tax expense ....................................................                  790                1,166
                                                                             ----------------      ---------------

Income from continuing operations .....................................                1,184                1,263

Discontinued operations:
            Loss from operations of Diversified  Products segment and Consulting
                 Services (less applicable income tax benefit
                 of $474 and $73) .....................................                 (682)                (140)

Estimated loss on disposal of Diversified Products segment
                 ( less applicable income tax benefit of $715) ........               (1,029)
                                                                             ----------------      ---------------

Net (loss) income                                                                    $  (527)             $ 1,123
                                                                             ================      ===============
Earnings per share:
   Basic:
       Income from continuing operations ..............................              $  0.17              $  0.11
       Loss from discontinued operations ..............................                (0.25)               (0.02)
                                                                             ----------------      ---------------
       Net (loss) income ..............................................              $ (0.08)             $  0.09
                                                                             ================      ===============

   Diluted:
       Income from continuing operations ..............................              $  0.17              $  0.11
       Loss from discontinued operations ..............................                (0.25)               (0.02)
                                                                             ----------------      ---------------
       Net (loss) income ..............................................              $ (0.08)             $ 0.09
                                                                             ================      ===============

Dividend per share ....................................................              $ -                  $ 0.22
                                                                             ================      ===============

Weighted average number of shares outstanding for basic earnings per share.        7,011,349           11,948,137
                                                                             ================      ===============


                             See Accompanying Notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
          For the Three Months ended March 31, 1997 and March 31, 1998
                (dollars in thousands, except per share amounts)

                                                                                   Three                 Three
                                                                               Months Ended          Months Ended
                                                                                 March 31,             March 31,
                                                                                   1997                  1998
                                                                              ----------------      ----------------
Revenues:
     Sales ............................................................               $ 2,815               $ 4,096
     Services .........................................................                 2,419                15,857
     Rentals ..........................................................                   464                   503
                                                                              ----------------      ----------------
                                                                                        5,698                20,456

Costs:
     Costs of sales ...................................................                 1,989                 3,359
     Costs of services ................................................                 1,142                 8,245
     Costs of rentals .................................................                   156                   142
                                                                              ----------------      ----------------
                                                                                        3,287                11,746

Depreciation ..........................................................                   437                 2,008
                                                                              ----------------      ----------------

Gross profit ..........................................................                 1,974                 6,702

Selling, general and administrative expenses ..........................                 1,488                 4,747

Amortization ..........................................................                     5                   255
                                                                              ----------------      ----------------

Operating income from continuing operations ...........................                   481                 1,700

Other (expense) income:

            Interest expense ..........................................                  (161)               (1,128)

            Interest income and other .................................                    40                    37
                                                                              ----------------      ----------------

Income before income taxes and discontinued operations ................                   360                   609

Income tax expense ....................................................                   128                   292
                                                                              ----------------      ----------------

Income from continuing operations .....................................                   232                   317

Discontinued operations:
            Estimated loss on disposal of Diversified Products segment
                 ( less applicable income tax benefit of $715) ........                (1,029)                    -
                                                                              ----------------      ----------------

Net (loss) income .....................................................                $ (797)              $   317
                                                                              ================      ================

Earnings per share:
   Basic:
       Income from continuing operations ..............................                $  0.03              $   0.02
       Loss from discontinued operations ..............................                  (0.14)                   -
                                                                              ----------------      ----------------
       Net (loss) income ..............................................                $ (0.11)             $   0.02
                                                                              ================      ================

   Diluted:
       Income from continuing operations ..............................                $  0.03              $   0.02
       Loss from discontinued operations ..............................                  (0.14)                 -
                                                                              ----------------      ----------------
       Net (loss) income ..............................................                $ (0.11)             $   0.02
                                                                              ================      ================

Dividend per share ....................................................                $ -                  $   -
                                                                              ================      ================

Weighted average number of shares outstanding for basic earnings per share.         7,011,349             13,254,196
                                                                              ================      ================



                             See Accompanying Notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                For the Nine Months ended March 31, 1997 and 1998
                             (dollars in thousands)


                                                                                   Nine                  Nine
                                                                               Months Ended          Months Ended
                                                                                 March 31,             March 31,
                                                                                   1997                  1998
                                                                              ----------------      ----------------
Operating Activities
Net cash provided by (used in) operating actvities ....................               $ 2,234              $ (1,441)

Investing Activities
Additions to fixed assets .............................................                (2,653)               (2,367)
Proceeds from sale of fixed assets ....................................                    74                   122
Decrease (increase) in receivable from affiliates .....................                   640                  (108)
Real estate partnerships contributed ..................................                     -                    60
                                                                              ----------------      ----------------
Net cash used in investing actvities ..................................                (1,939)               (2,293)

Financing Activities
Proceeds from borrowings ..............................................                 2,878                45,100
Repayments of borrowings ..............................................                (2,019)              (41,070)
Cash contributed by merger ............................................                     -                   208
                                                                              ----------------      ----------------
Net cash provided by financing activites ..............................                   859                 4,238

Net increase in cash ..................................................                 1,154                   504

Cash and cash equivalents, beginning of period ........................                   520                   390

                                                                              ----------------      ----------------
Cash and cash equivalents, end of period ..............................               $ 1,674               $   894
                                                                              ================      ================


                       See Accompanying Notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    For the Nine Months ended March 31, 1998
                             (dollars in thousands)


                                                     Common       Common
                                                     Stock        Stock       Paid-In      Retained
                                                     Shares       Amount      Capital      Earnings       Total
                                                  ------------------------------------------------------------------
Balance at June 30, 1997 .......................     2,678,162        $ 103        $ 419      $ 2,211       $ 2,733

Exchange of common stock with merger of IPL ....     4,333,187           29          (29)           -             -

Common stock received in merger with IPL .......     6,226,958            -       21,172            -        21,172

Real estate partnerships contributed ...........             -            -       (1,263)           -        (1,263)

Issuance of stock options ......................             -            -          199            -           199

Dividend to shareholders .......................             -            -            -       (2,653)       (2,653)

Issuance of common stock .......................        26,000            -           75            -            75

Net income .....................................             -            -            -        1,123         1,123

                                                  ------------------------------------------------------------------
Balance at March 31, 1998 ......................    13,264,307        $ 132     $ 20,573        $ 681      $ 21,386
                                                  ==================================================================



                             See Accompanying Notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements of Video Services Corporation ("Old Video
Services Corporation") as of and for the year ended June 30, 1997 included in the Form 8-K/A filed by the Company (as defined below).

         On August 27, 1997, Old Video Services Corporation merged with and into International Post Limited ("IPL") with IPL as the surviving corporation (the "Merger"). At the effective time of the Merger, IPL changed its name to Video Services Corporation. The "Company" refers to the surviving corporation after the Merger. The Merger was accounted for as a reverse acquisition whereby pre-Merger financial statements of Old Video Services Corporation became the historical financial statements of the Company. As such, the net assets of IPL have been recorded at fair value. An aggregate of 7,011,349 shares of Company common stock were issued to the stockholders of Old Video Services Corporation in the Merger (plus an additional 212,096 shares of common stock which were issued to replace an equal number of shares of IPL common stock owned by Old Video Services Corporation which were canceled upon the Merger). Such newly issued shares in the aggregate represented approximately 54.6% of the outstanding shares of common stock immediately after the Merger.

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

         The Company recorded goodwill of $20,659, in connection with the Merger, which is being amortized over 25 years.

         In connection with, and as a condition to the Merger, immediately prior to the Merger, the Diversified Products segment was spun-off to the stockholders of Old Video Services Corporation in a non-cash dividend of approximately $2,653. Immediately prior to the Merger, the principal stockholders of Old Video Services Corporation contributed (the "Contribution") the stock of two S corporations holding all of the general and limited partnership interests in Mal Partners and L.I.M.A. Partners, which partnerships owned real estate and equipment which was leased solely to Old Video Services Corporation and IPL. The Contribution, which represents a transfer between entities under common control, has been recorded at the lower of historical amortized cost or fair value.

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

         The following presents the unaudited combined pro forma results of operations for the nine month periods ended March 31, 1997 and 1998, as if the Merger and Contribution had occurred as of July 1, 1996 and July 1, 1997, respectively. The unaudited combined pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had IPL and Old Video Services Corporation actually combined during the periods presented or of future results of operations of the combined operations.


                                                 1997        1998
                                              ------------------------
Revenues                                        $58,585     $58,484
Income from continuing operations                 2,381       1,398
Income from continuing operations per share         .18         .11
Net income                                          670       1,199
Net Income per share                                .05         .09


     Pro forma income from continuing operations and net income per share are based on the weighted average number of shares outstanding after the Merger of 13,238,307. Included in the net income for the period ended March 31, 1997 is approximately $1,711 of loss from discontinued operations relating to certain subsidiaries (Diversified Products segment) of Old Video Services Corporation which were discontinued in connection with the Merger. Included in the net income for the period ended March 31, 1998 is approximately $199 of loss from the discontinued operations relating to the consulting company (see Note 8).

         The Company entered into an interest-rate swap agreement to modify the interest characteristics of its outstanding debt (see Note 7). The interest-rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. This agreement involves the exchange of amounts based on a variable interest rate for amounts based on fixed interest rate over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to or receivable from the counterparty is included in other liabilities or assets. The fair value of the swap agreement and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

         Gains and losses on terminations of interest-rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment gain or loss.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (continued)

Note 2 - Inventories

         Inventories, which consist of system components and equipment are valued at the lower of specific cost or market and inventory which consists of tape stock which is valued at the lower of cost or market on a FIFO basis.


Note 3 - Accounts Receivable


                                                               June 30,               March 31,
                                                                 1997                    1998
                                                         -------------------    --------------------
Accounts Receivable, trade                                $            6,475      $           13,995
Less:  Allowance for doubtful accounts                                   302                     851
                                                         ===================    ====================
                                                          $            6,173      $           13,144
                                                         ===================    ====================


Note 4 - Fixed Assets

     Fixed assets, at cost, including equipment under capitalized leases, summarized by major categories consist of the following:



                                                             June 30,                 March 31,
                                                               1997                     1998
                                                      ---------------------    ---------------------
Machinery and equipment                                $             17,539      $            61,395
Leasehold improvements                                                2,461                   15,999
Furniture and fixtures                                                  597                    2,737
Transportation equipment                                                195                      292
Building                                                          -                            3,531
Land                                                                  1,000                    1,967
Equipment under capital leases                                          170                    2,074
                                                      ---------------------    ---------------------
                                                                     21,962                   87,995
Less: Accumulated depreciation                                       16,110                   52,798
                                                      =====================    =====================
                                                       $              5,852      $            35,197
                                                      =====================    =====================


Note 5 - Segment Data

         In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is required to be adopted for fiscal years beginning after December 15, 1997. Statement No. 131 will require the Company to disclose revenues, earnings and other financial information pertaining to the business segments by which the Company is managed, as well as what factors management used to determine these segments. The Company is currently evaluating the effects Statement No. 131 will have on its financial statements and related disclosures.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (continued)


Note 6 - Earnings Per Share

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                                          Nine                  Nine                Three                Three
                                                      Months Ended          Months Ended         Months Ended        Months Ended
                                                        March 31,            March 31,            March 31,            March 31,
                                                          1997                  1998                 1997                1998

Numerator:
     Income from continuing operations                        $ 1,184               $ 1,263                $ 232               $ 317
                                                   ------------------   -------------------  -------------------  ------------------

     Numerator for basic earnings per
          share-income available to common
          stockholders                                        $ 1,184               $ 1,263                $ 232               $ 317

     Effect of dilutive securities:                                 -                     -                    -                   -
                                                   ------------------   -------------------  -------------------  ------------------

     Numerator for diluted earnings per
          share-income available to common
          stockholders after assumed
          conversions                                         $ 1,184               $ 1,263                $ 232               $ 317
                                                   ==================   ===================  ===================  ==================

Denominator:
     Denominator for basic earnings per
          share-weighted-average shares                     7,011,349            11,948,137            7,011,349          13,254,196

     Effect of dilutive securities:                                 -                     -                    -                   -
                                                   ------------------   -------------------  -------------------  ------------------

     Denominator for diluted earnings per
          share-adjusted weighted-average
          shares and assumed conversions                    7,011,349            11,948,137            7,011,349          13,254,196
                                                   ==================   ===================  ===================  ==================

Basic earnings per share                                       $ 0.17                $ 0.11               $ 0.03              $ 0.02
                                                   ==================   ===================  ===================  ==================

Diluted earnings per share                                     $ 0.17                $ 0.11               $ 0.03              $ 0.02

                                                   ==================   ===================  ===================  ==================



The effect of 4% convertible subordinated notes and stock options have been excluded from the diluted earnings per share calculation, because they are anti-dilutive.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 7 - Long-Term Debt

                                                              June 30,            March 31,
                                                                1997                1998
                                                           --------------      --------------
Senior secured term loan                                  $          -        $        31,000
Senior secured revolving credit loan                                1,861               3,250
Notes payable to credit institutions bearing
  interest at 10.0% - 13.0%                                         2,655                -
Notes payable to equipment manufacturer bearing
  interest at 8.65% - 12.25%                                          374                -
Mortgage payable to credit institution
  bearing interest at prime plus 1%                                   517               2,470
Capitalized lease obligations                                          72               1,389
                                                         -----------------   -----------------
                                                                    5,479              38,109
Less:  Current maturities                                             149               4,781
                                                         -----------------   -----------------
                                                         $          5,330     $        33,328
                                                         =================   =================



         In connection with the Merger, the Company refinanced all IPL's and Old Video Services Corporation's long-term indebtedness (excluding capital lease obligations, Old Video Services Corporation's mortgage payable, IPL's subordinated debt and IPL's note payable to Cognitive Communications, Inc.) including lines of credit, with a $33,000 term loan and a $17,000 revolving line of credit. The Company's current debt obligations at June 30, 1997 were approximately $3,900 after giving effect to the Merger, refinancing and Contribution (see Note 1), which was less than IPL's pre-refinancing current portion of long- term debt of approximately $4,200. Consequently, all of the Company's debt at June 30, 1997, excluding current capital lease obligations and mortgage payable, has been classified as long-term.

     Old Video Services Corporation had a short-term line of credit of $2,100 at June 30, 1997, under which $1,861 was outstanding.

         Senior Secured Long-Term Debt - The Company established a $33,000 senior secured term loan (the "Term Loan") and the Revolving Loan (as defined herein), with a five-year facility provided by KeyBank, as the agent bank (the "Facility") which are secured by all assets of the Company and its existing and future directly and indirectly owned subsidiaries. The Term Loan and the Revolving Loan bear interest at the lenders' prime rate minus 1.0% or LIBOR (London Interbank Offered Rate) plus a number of basis points based upon the Company's leverage ratio (funded debt divided by EBITDA), which is initially LIBOR plus 1.75%. Principal payments of $1,000 per quarter in respect of the term loan portion of the facility were due beginning December 31, 1997. Such quarterly principal payments increase to $1,250 per quarter on December 31, 1998 and then increase to $1,750 per quarter on December 31, 1999 and then further increase to $2,000 per quarter on September 30, 2001 with a balloon payment of $3,750 in respect of the Term Loan portion of the facility due on September 30, 2002. The facility contains various covenants that require the Company to maintain certain financial ratios, prohibit dividends and similar payments and restrict the company's ability to incur other indebtedness. The facility is guaranteed by all of the Company's subsidiaries.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 7 - Long-Term Debt (continued)

         In August 1997, the Company entered into an interest rate swap agreement with KeyBank to reduce the impact of changes in interest rates on its Term Loan. The agreement, which matures in five years, has a total beginning notional principal amount of $33,000, which decreases in accordance with scheduled principal payments on the Company's Term Loan. The swap agreement effectively converts the Company's borrowings under its Term Loan to a fixed rate. The Company pays the counterparty a fixed rate of 7.58% per annum and receives payments based upon the floating one month LIBOR rate. The Company is exposed to credit loss in the event of nonperformance by the counterparty: however, the Company does not anticipate nonperformance by the counterparty.

         Revolving Credit Facility - The Company established a $17,000 senior secured revolving credit facility (the "Revolving Loan") with KeyBank. The Company had outstanding direct borrowings of $3,250 under the Revolving Loan at March 31, 1998. The Company also has outstanding under the Revolving Loan letters of credit of approximately $1,096 at March 31, 1998. The Company's weighted average interest rate was 7.57% at March 31, 1998.

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

Note 8 - Discontinued Operations

         On November 30, 1997, management, which had the authority to approve the action, committed the Company to a formal plan to dispose of its interest in the consulting company providing strategic consulting services in the area of communications, design and implementation of intranets, extranets and internets. The Company's management has determined a fair value for the assets taking into account cash flow projections, customer agreements, and employment agreements. The Company has excluded from its results of continuing operations, from the date of Merger, losses from the operations of the consulting company and included management's estimates of cash flow that is to be funded. Management estimates the consulting company will be disposed of by November 1998.

         Losses from the discontinued consulting company amounted to $140 from the date of the Merger through November 30, 1997, net of applicable income tax benefit of $73, and are shown separately in the consolidated statements of income. Post November 30, 1997 losses of $656 have been deferred based upon assumed future operating income and gain on disposal. Revenues of the discontinued consulting company were $1,004 from the date of the Merger through March 31, 1998.

         At March 31, 1998, the consulting company had combined assets of $1,142, consisting of net accounts receivable ($688), prepaid and other current assets ($50), net fixed assets ($542), and other long-term assets ($159). The combined liabilities consisted of accounts payable and accrued expenses ($94), other current liabilities ($190), and net deferred taxes payable ($13).

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

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

         Losses from the discontinued Diversified Products segment amounted to $1,711 for the nine month period ended March 31, 1997, net of applicable income tax benefit of $1,189, and is shown separately in the consolidated statements of income. Revenues of the discontinued operations of the Diversified Products segment were $8,371 and $1,421 for the nine month period ended March 31, 1997 and 1998, respectively.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                      (in thousands, except share amounts)

General

         On August 27, 1997, Video Services Corporation ("Old Video") merged with and into International Post Limited ("IPL") with IPL being the surviving corporation (the "Merger"). At the effective time of the Merger, IPL changed its name to Video Services Corporation. References herein to the "Company" refer to the combined company after giving effect to the Merger. The Merger was accounted for as a reverse acquisition whereby the pre-Merger financial statements of Old Video became the historical financial statements of the Company. As a result of the Merger, the results of operations and cash flows reported for the Company for the nine months ended March 31, 1998 are not necessarily comparable to those for the nine months ended March 31, 1997. The results of operations and cash flows as reported represent those of the Company for the nine month periods ended March 31, 1998 and 1997, and include the results of operations and cash flows of IPL from the date of the Merger through March 31, 1998. All references to IPL's 1997 figures represent pre-acquisition amounts and are not included in the financial statements, but are included in the following discussions for comparative purposes only. In addition, in August 1997 and prior to the Merger:
(i) Old Video discontinued the operations of its Diversified Products segment through a spinoff of the Diversified Products segment to Old Video's stockholders and (ii) the principal stockholders of Old Video contributed by merger (the "Contribution") the stock of two S corporations holding all of the general and limited partnership interests in MAL Partners and L.I.M.A. Partners, which partnerships owned real estate and equipment which was leased solely to Video and IPL. The Contribution, which represents a transfer between entities under common control, has been recorded at the lower of historical amortized cost or fair value. See Note 1 to the Company's unaudited condensed consolidated financial statements included herein. The following discussion and analysis should be read in conjunction with such historical consolidated financial statements and the notes thereto.

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

Discontinued Operations

         On January 2, 1997, Old Video's management, which had the authority to approve the action, committed Old Video to a formal plan to discontinue the operations of its Diversified Products segment as a condition to the Merger. In August 1997 and prior to the Merger, Old Video spun off the Diversified Products segment to Old Video's stockholders. On November 30, 1997, management, which had the authority to approve the action, committed the Company to a formal plan to dispose of the consulting company providing strategic consulting services in the area of communications, design and implementation of intranets, extranets and internets (See Note 8).

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)
                      (in thousands, except share amounts)

Results of Continuing Operations

         Three Months Ended March 31, 1998 compared to Three Months Ended March 31, 1997.

         Total revenues increased by $14,758 to $20,456 in 1998 from $5,698 in 1997. Revenues from services increased by $13,438 to $15,857 in 1998 from $2,419 in 1997. $12,844 of the $15,857 of 1998 services revenue was attributable to post-Merger contribution to revenues from services provided by IPL. Revenues from services other than those provided by IPL increased by 24.6% to $3,013 in 1998 from $2,419 in 1997. This increase was due primarily to an increase in the number of customers connected to the Company's satellite and fiber optic network and the receipt of additional transmission revenue from existing customers, which was partially offset by a decrease in syndication revenues due to programming cancellations. Revenues from services provided by IPL decreased by 6.3% from $13,705 in 1997 to $12,844 in 1998. The decrease is primarily due to lower standards conversion and duplication service revenues. This decrease is a result of consolidations within the entertainment industry combined with the movement of certain projects to competition located in California. Revenues from sales increased by 45.5% to $4,096 in 1998 from $2,815 in 1997 due to increased demand for design and installation of video systems; however, the amount of the increase was reduced as a result of a change in the structure of certain contracts pursuant to which the Company now receives a commission on equipment used in such video systems which is purchased directly by the customer from third parties. Previously, the Company had recorded revenues from the sale of such equipment as well as costs related to the purchase thereof. Rental revenue increased 8.4% to $503 in 1988 from $464 in 1997 as a result of strong demand for digital video equipment.

         Total costs of sales, services and rentals increased by $8,459 to $11,746 in 1998 from $3,287 in 1997. Costs of services increased by $7,103 to $8,245 in 1998 from $1,142 in 1997. This increase was primarily attributable to costs of services provided by IPL of $6,900 and a $1,345 increase in costs of non-IPL services. Cost of IPL services increased $106 to $6,900 in 1998 from $6,794 in 1997. This increase was a result of higher direct salaries to artists, technicians and engineers. Cost of sales increased by $1,370 to $3,359 in 1998 from $1,989 in 1997. Increases in costs of sales were offset by decreases which were due primarily to the change in contract structure discussed above. Cost of rentals decreased by $14 to $142 in 1998 from $156 in 1997 as a result of lower sub-rental costs. The Company's overall gross profit margin decreased to 32.8% in 1998 from 34.6% in 1997. Gross profit margin from sales decreased to 18% in 1998 from 29.3% in 1997 primarily as a result of the change in contract structure discussed above. Gross profit margin from services other than services provided by IPL increased to 55.4% in 1998 from 52.8% in 1997 as a result of an increase in revenues combined with stable fixed costs for materials and equipment. Gross profit margin from services provided by IPL decreased from 50.4% in 1997 to 46.3% in 1998 as a result of an decrease in revenues combined with increase in direct salaries. Gross profit margin from rentals increased to 71.8% in 1998 from 66.4% in 1997, primarily from reduced amount of sub-rentals.

         Selling, general and administrative expenses increased to $4,747 in 1998 from $1,488 in 1997, which increases primarily resulted from the additional administrative salaries and occupancy costs attributed to IPL's operations.
However, as a result of the Company's increased revenue, selling, general and administrative expenses as a percentage of revenues decreased to 23.2% in 1998 from 26.1% in 1997.

         Depreciation expense increased to $2,008 in 1998 from $437 in 1997, primarily due to the significant amount of fixed assets of IPL acquired in the Merger. Amortization expense increased to $255 in 1998 from $5 in 1997 reflecting the amortization of the goodwill (excess of cost over the fair value of net assets acquired) recorded in connection with the Merger, which is being amortized over 25 years

         Interest expense increased to $1,128 in 1998 from $161 in 1997 primarily due to the assumption by the Company in the Merger of IPL's existing long-term indebtedness. See "--Liquidity and Capital Resources."

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)
                      (in thousands, except share amounts)

         The effective tax rate applied against pre-tax income was 48% in 1998 and 35.6% in 1997. The effective tax rate for both periods as compared to the federal statutory tax rate of 34% was primarily the result of state income taxes and goodwill amortization created by the Merger which is not deductible for income tax purposes.

     Income from continuing operations increased 36.6% to $317 in 1998from $232 in 1997 primarily as a result of the factors discussed above.

         Nine Months Ended March 31, 1998 compared to Nine Months Ended March 31, 1997.

         Total revenues increased by $32,139 to $51,093 in 1998 from $18,954 in 1997. Revenues from services increased by $30,572 to $38,003 in 1998 from $7,431 in 1997. $29,613 of the $38,003 of 1998 services revenue was attributable to post-Merger contribution to revenues from services provided by IPL. Revenues from services other than those provided by IPL increased by 12.9% to $8,390 in 1998 from $7,431 in 1997. This increase was due primarily to an increase in the number of customers connected to the Company's satellite and fiber optic network and the receipt of additional transmission revenue from existing customers, which was partially offset by a decrease in syndication revenues due to programming cancellations. Revenues from services provided by IPL decreased by 16.2% from $35.333 in 1997 to $29,613 in 1998. The decrease is primarily due to lower standards conversion, duplication, editorial and graphic services. Revenues from sales increased by 20.6% to $11,567 in 1998 from $9,595 in 1997 due to increased demand for design and installation of video systems; however, the amount of the increase was reduced as a result of a change in the structure of certain contracts pursuant to which the Company now receives a commission on equipment used in such video systems which is purchased directly by the customer from third parties. Previously, the Company had recorded revenues from the sale of such equipment as well as costs related to the purchase thereof. Rental revenue decreased 21.0% to $1,523 in 1988 from $1,928 in 1997 as a result of strong demand for video equipment generated by the Atlanta Olympics, 1996 presidential election, and the professional baseball World Series in 1997, which did not recur in 1998.


         Total costs of sales, services and rentals increased by $17,358 to $28,493 in 1998 from $11,135 in 1997. Costs of services increased by $16,012 to $19,545 in 1998 from $3,533 in 1997. This increase was primarily attributable to costs of services provided by IPL of $15,822 and a $190 increase in costs of non-IPL services. Cost of IPL services decreased $2,537 to $15,822 in 1998 from $18,359 in 1997. Cost of sales increased by $1,532 to $8,508 in 1998 from $6,976 in 1997. Increases in costs of sales were offset by decreases which were due primarily to the change in contract structure discussed above. Cost of rentals decreased by $186 to $440 in 1998 from $626 in 1997 as a result of strong demand for video equipment generated by the Atlanta Olympics, presidential election, and the professional baseball World Series, which did not recur in 1998. The Company's overall gross profit margin decreased to 34.4% in 1998 from 34.6% in 1997. Gross profit margin from sales decreased to 26.4% in 1998 from 27.3% in 1997 primarily as a result of the change in contract structure discussed above. Gross profit margin from services other than services provided by IPL increased to 55.6% in 1998 from 52.5% in 1997 as a result of an increase in revenues combined with stable fixed costs for materials and equipment. Gross profit margin from services provided by IPL decreased from 48.0% in 1997 to 46.6% in 1998 as a result of an decrease in revenues combined with increase in direct salaries. Gross profit margin from rentals increased to 71.1% in 1998 from 67.5% in 1997, primarily from reduced amount of sub-rentals, which were required in 1997 to meet increased demand for equipment rentals in connection with the Atlanta Olympics

         Selling, general and administrative expenses increased to $12,067 in 1998 from $4,710 in 1997, which increases primarily resulted from the additional administrative salaries and occupancy costs attributed to IPL's operations.
However, as a result of the Company's increased revenue, selling, general and administrative expenses as a percentage of revenues decreased to 23.6% in 1998 from 24.8% in 1997.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)
                      (in thousands, except share amounts)

         Depreciation expense increased to $5,024 in 1998 from $1,267 in 1997, primarily due to the significant amount of fixed assets of IPL acquired in the Merger. Amortization expense increased to $563 in 1998 from $12 in 1997 reflecting the amortization of the goodwill (excess of cost over the fair value of net assets acquired) recorded in connection with the Merger, which is being amortized over 25 years.

         Interest expense increased to $2,618 in 1998 from $406 in 1997 primarily due to the assumption by the Company in the Merger of IPL's existing long-term indebtedness. See "--Liquidity and Capital Resources."

         The effective tax rate applied against pre-tax income was 48% in 1998 and 40% in 1997. The effective tax rate for both periods as compared to the federal statutory tax rate of 34% was primarily the result of state income taxes and goodwill amortization created by the Merger which is not deductible for income tax purposes.

         Income from continuing operations increased 6.7% to $1,263 in 1998 from $1,184 in 1997 primarily as a result of the factors discussed above.

Liquidity and Capital Resources

         The Company meets its liquidity needs and capital expenditures requirements with internally generated funds, borrowing under its bank credit facility (including line of credit), equipment financing and capital leases. Such funds are used for capital expenditures, working capital needs and repayment of outstanding indebtedness

         In connection with the Merger, the Company refinanced substantially all of Old Video's and IPL's long-term indebtedness (excluding convertible subordinated debt, Old Video's mortgage payable, note payable to Cognitive Communications, Inc. and obligations under capital leases), including lines of credit, with a $33,000 term loan and a $17,000 revolving line of credit. The new facility bears interest at: (i) the lenders' prime rate minus 1.00% or (ii) LIBOR plus a number of basis points based upon the Company's leverage ratio (funded debt divided by EBITDA (defined as earnings before interest, taxes, depreciation and amortization), which is initially LIBOR plus 1.75% (the Company has the option to choose the applicable interest rate). Principal payments of $1,000 per quarter in respect of the term loan portion of the facility were due beginning December 31, 1997. Such quarterly principal payments increase to $1,250 per quarter on December 31, 1998 and then increase to $1,750 per quarter on December 31, 1999 and then further increase to $2,000 per quarter on September 30, 2001 with a balloon payment of $3,750 in respect of the term loan portion of the facility due on September 30, 2002. The facility is secured by all of the assets of the Company and its subsidiaries (after giving effect to the Merger). No significant gain or loss resulted from the refinancing. The facility contains covenants which require the Company to maintain certain financial ratios, prohibit dividends and similar payments and restrict the incurrence of other indebtedness. The facility is guaranteed by all of the Company's subsidiaries (after giving effect to the Merger).

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

         In August 1997, the Company entered into an interest rate swap agreement on the $33,000 term loan, which decreases in accordance with scheduled principal payments on the company's Term Loan. The swap agreement effectively converts the Company's borrowings under its Term Loan to a fixed rate of 7.58% per annum.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)
                      (in thousands, except share amounts)

         At March 31, 1998, the Company's outstanding indebtedness was approximately $43,503, including $3,250 under the revolving credit facility. At March 31, 1998, the weighted average interest rate was approximately 7.77% on the Company's outstanding indebtedness. The remainder of the facility
(approximately $12,654) will be available for future working capital requirements and general corporate purposes.

       The Company announced plans to open an additional facility in California. The new facility will provide post-production services to international television program originators and distributors; such services will include standards conversion and international duplication. Management believes that the facility will give the company an opportunity to recapture business lost to those of its competitors operating in California, as well as to attract additional customers located on the West Coast. The Company has identified and leased what it considers to be appropriate office space in the Burbank area and begun the required leasehold improvements. In addition a general manager has been selected and hired to manage the expansion. Management currently estimates this expansion will require approximately $5.1 million in capital expenditures, and will result in increased revenues and operating expenses. The incurrence of additional capital expenditures will require an amendment to the existing bank credit agreement. Management is presently in discussions with the banks to amend the credit agreement. The source of the capital expenditures and operating funds is expected to be a combination of internally generated funds and bank borrowings.

         Cash Flow from Operating Activities. For the nine months ended March 31, 1998, net cash used in operating activities was $1,441, primarily resulting from EBITDA of $10,634, which was offset by increases in working capital requirements, primarily the payment of transaction costs associated with the Merger. For the nine months ended March 31, 1997, net cash provided by operating activities was $2,234, primarily resulting from EBITDA of $3,659, which was offset by increases in working capital requirements.

         Cash Flow from Investing Activities. For the nine months ended March 31, 1998, the Company used $2,293 for investing activities, consisting of $2,367 for the purchase of additional equipment, which was offset by a sale of fixed assets and repayment of an advance to an affiliate.

         Cash Flow from Financing Activities. For the nine months ended March 31, 1998, cash provided by financing activities, net of repayments of borrowings of long-term indebtedness, was $4,238. Such amount primarily consisted of $33,000 in proceeds from the senior secured term loan and $12,100 in borrowings under the revolving line of credit described above. The Company repaid $41,070 of borrowings primarily in connection with the refinancing described above.

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

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)
                      (in thousands, except share amounts)

Forward-Looking Statements:

     The above discussion contains forward-looking statements. There are certain important factors that could cause results to differ materially from those anticipated by the statements made above. These factors include, but are not limited to: general performance of the economy, specifically as it affects the advertising industry, entertainment, television, video and broadcast industries; the international economic and political climate which could impact the sale of domestic programming overseas: significant changes in video technology in the post-production industry and the loss of key personnel, as well as the ability of the Company's management to obtain an amendment to the bank credit agreement.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES


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

(b)  REPORTS ON FORM 8-K

      None

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           VIDEO SERVICES CORPORATION
                                  (Registrant)



Date:  May 15, 1998         /s/Louis H. Siracusano
                            ----------------------------------------------------
                            Name:  Louis H. Siracusano
                            Title: President and Chief Executive Officer

Date:  May 15, 1998         /s/Steven G. Crane
                            ----------------------------------------------------
                            Name:  Steven G. Crane
                            Title: Vice President and Chief Financial Officer