Form 10-K
period 1998-06-30
VIDEO SERVICES CORP
filed 1998-09-28
CIK 913888

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from  _____ to _____
                         Commission File Number 0-23388

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


        Registrant's telephone number, including area code (201) 767-1000
                                ----------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                     Common Stock, par value $.01 per share
                                (Title of Class)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None
                                ----------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X No ____

                               -------------------
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

                               ------------------
         The aggregate market value of the registrant's common stock, par value $.01 per share, held by persons other than affiliates of the registrant as of August 31, 1998, was approximately $7,237,224.

                               ------------------
         The number of outstanding shares of the registrant's common stock, par value $.01 per share, as of August 31, 1998, was: 13,264,307.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None
================================================================================

                                     PART I

     Certain statements contained in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. These statements are generally (but not necessarily) preceded or followed by, or include, such words as "believes", "expects", "anticipates" or similar expressions. Such statements reflect management's current views, are based on many assumptions, including, but not limited to, that no significant changes will occur in the operating environment of the Company, and are subject to risks, uncertainties and other factors which could cause these statements to differ materially from what actually occurs. The Company may execute new agreements, terminate existing agreements or enter into new financing arrangements that may affect the accuracy of these statements. Other important factors that could cause results to differ materially from current views include, but are not limited to, the general performance of the economy, specifically as it affects the advertising, entertainment and television and video and broadcast industries; the international economic and political climate which could impact the sale of domestic programming overseas; significant changes in video technology in the post-production, video and communications industries; the loss of key personnel; and the loss of key customers. None of these events can be predicted with certainty and, accordingly, are not taken into consideration in the making of the forward-looking statements contained herein. Readers are cautioned to carefully consider such factors. There is no assurance that the assumptions used are necessarily the most likely to occur. The Company does not assume any obligation to update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting such statement.

ITEM 1. BUSINESS

Background

     Video Services Corporation, a privately held New Jersey corporation ("Old Video"), was incorporated in 1979 to service select segments of the video industry which its founders, Louis H. Siracusano, Arnold P. Ferolito and Martin Irwin, had identified as being under-serviced. Originally, Old Video focused its efforts on building advanced video systems and providing professional video equipment to particular segments of the television and professional video services industries. Over the years, Old Video identified additional market segments which it believed presented opportunities for significant revenue growth and its lines of business gradually expanded to include post-production and standards conversion, as well as satellite and fiber optic transmission services. In 1992, Old Video divested itself of its post-production business, which divestiture ultimately resulted in the formation of International Post Limited, a Delaware Corporation ("IPL"), in October 1993. In February 1994, Old Video sold its standards conversion business to IPL in connection with IPL's initial public offering and used the sale proceeds to repay indebtedness and to expand certain business segments, particularly satellite and fiber optic transmission services. After such sale, Old Video owned approximately 3% of IPL's outstanding Common Stock.

     On August 27, 1997, Old Video merged with and into IPL, with IPL being the surviving corporation, and the separate corporate existence of Old Video ceased (the "Merger"). The Merger was accounted for as a reverse acquisition whereby the pre-Merger financial statements of Old Video became the historical financial statements of the company after the Merger. At the effective time of the Merger, IPL's name was changed to Video Services Corporation. References herein to the "Company" refer to the combined Company after giving effect to the Merger.

Overview

     The Company is a leading provider of value-added video services to a diverse base of customers within the television network, cable and syndicated programming markets. These services are divided into three segments: (i) Satellite and Distribution Services, (ii) Systems and Products and (iii) Production Services (see Note 12). The Satellite and Distribution Services segment integrates and distributes broadcast quality video content via a satellite and fiber optic transmission network routed through its digital/analog switching center and is an international provider of technical and distribution services to distributors of television programming. The Systems and Products segment designs, engineers and produces advanced video facilities for the broadcast and cable television, post-production and corporate markets. This segment also develops, manufactures and markets advanced color correcting and manipulation systems for the film, post-production and multimedia industries and rents professional video equipment to the sports, entertainment and other segments of the broadcast and cable television and corporate markets. The Production Services segment is an international provider of technical and creative services to owners and producers of television programming, television advertising and other programming content.

     On January 2, 1997, Old Video's management, which had the authority to approve the action, committed Old Video to a formal plan to discontinue the operations of its Diversified Products segment as a condition to the Merger. In August 1997 and prior to the Merger, Old Video spun off the Diversified Products segment to Old Video's stockholders. On November 30, 1997, management, which had the authority to approve the action, committed the Company to a formal plan to dispose of the Consulting Services segment providing strategic consulting services in the area of communications, design and implementation of intranets, extranets and internets.

     The Company is a leading single source provider of satellite and fiber optic video transmission services in the New York metropolitan area and one of the largest independent (i.e., not affiliated with, or related to, an equipment manufacturer) providers of technical services and equipment to its target markets. The Company believes that it will continue to experience increasing demand for its engineering services as a result of the anticipated conversion of existing television and cable facilities to digital, emerging compression technologies and an increasing demand for programming content worldwide. The Company provides (i) producers of original programming with technical and creative services necessary to transform original film or video to final product for airing on network, syndicated, cable or foreign television; (ii) users of special video effects with services required to digitally create or manipulate images in high resolution formats for integration into television commercials and programming; (iii) international programmers with studio facilities and multi-standard post-production services necessary to assemble programming; and
(iv) international programmers and owners of television and film libraries with standards conversion, network playback, and duplication and audio services, all in multiple standards and formats. The Company believes that its principal strengths in these areas include the depth and breadth of its client relationships, the depth and continuity of its creative talent, and its technologically advanced equipment and facilities.

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

Business Strategy

     The Company's business strategy is to capitalize on opportunities created by changes in technology and markets, as well as to become the leading supplier of services to the market segments in which it currently competes. The Company has developed good customer relationships with all of the major television networks and many of the established and developing cable networks by maintaining high levels of technical capabilities and customer service. For example, AT&T's SKYNET Satellite Services acknowledged the Company's satellite uplink performance in 1997 and 1996 by presenting the Company with the prestigious SKYNET Uplinker Award, which is awarded to companies that have accessed AT&T satellites without any interferences, incidents or procedure violations over a period of one year. The Company believes that it will be able to continue to grow the businesses by selling additional services to existing customers and by acquiring new customers as a result of its technological capabilities, superior service, strong reputation and aggressive sales force.

     The Company is also focused on capitalizing on opportunities created by emerging industry trends such as the emergence of digital television and its more advanced variant, high-definition television; the proliferation of alternative transmission/distribution methods such as direct-to-home satellite services and multipoint microwave systems; and the conversion of existing television facilities from analog to digital and from videotape-based to digital server-based technologies. The Company believes that the continued proliferation of new distribution technologies, as well as the industry-wide conversion of equipment and systems from analog to digital, will create an increasing demand for technical expertise and resources which can be outsourced by the end-user. The Company believes that the aggressive timetable associated with such conversion, which has resulted both from recent mandates by the Federal Communications Commission (the "FCC") for digital television and high-definition television as well as competitive forces in the marketplace, is likely to accelerate the rate of increase in the demand for these services. As a result, the Company believes that significant opportunities exist for it to provide services for the upgrading and conversion of the industry's technical infrastructure.

     The Company has implemented several strategies for capitalizing on these growth opportunities, including the expansion of its engineering staff to meet market demand, the introduction of additional services, such as repair and maintenance contracts, and, most important the negotiation and implementation of strategic partnerships to position itself as a leader in the conversion to digital television and high-definition television. In June 1997, A.F. Associates, Inc., one of the Company's subsidiaries, signed a contract with Comark Digital Systems pursuant to which it has engineered and built new digital master control and studio facilities for two analog television stations owned by Sinclair Communications, Inc. in Birmingham, Alabama and Milwaukee, Wisconsin. In March 1998, the Company executed a "Strategic Alliance Agreement" with one of the nation's largest manufacturers of television transmitters, Comark Communications, Inc. ("Comark"), relating to joint marketing of turnkey systems for the broadcasting industry's conversion to digital television and high definition television. The Company believes that this alliance will provide technological leadership for broadcasters in the conversion process.

     In addition, the Company seeks to become the leading full-service post-production house for the United States and international markets and to continue to seek new ways to enhance its ability to provide one-stop post-production services while maintaining the high quality of such services. The Company plans for further growth and the expansion of its range of post-production and other services through strategic acquisitions and internal growth. In the first quarter of fiscal year 1999, the Company opened an additional 13,000 sq. ft. facility in Burbank, California to provide technical and distribution services to international television program originators and distributors. Management believes that the facility will give the company an opportunity to recapture business lost to those of its competitors operating in California, as well as to attract additional customers located on the West Coast. Historically, the Company invested significant sums in its infrastructure to ensure that each of its divisions remained at the technological forefront of the post-production industry.

Principal Services

Satellite and Distribution Services

     Through two of its operating subsidiaries, Atlantic Satellite Communications, Inc. ("Atlantic Satellite") and Waterfront Communications Corporation ("Waterfront"), the Company provides integrated satellite and fiber optic video and data transmission services to a wide range of customers with whom it has enjoyed long-term relationships, including the major television broadcast networks and several cable television networks, independent national and international television stations and producers of syndicated television shows. Satellite and fiber optic transmission services are used by these customers independently and in combination to integrate editing and transmission of video content as quickly as possible. The Company's use of fiber optic and satellite technologies enables it to provide its customers with rapid and reliable transmission of broadcast quality video content with a high level of flexibility. The Company believes that, in the New York metropolitan area, Atlantic Satellite is a leading single source provider of satellite and related transmission services and that Waterfront is the leading provider of "first mile" and "last mile" fiber optic video and data transmission services. "First mile" transmission services are services whereby content is transmitted from an origination point, via local transmission means, to a long distance video network carrier (such as VYVX or AT&T) or satellite earth station (such as Atlantic Satellite) and "last mile" transmission services are services whereby content is received into, via local transmission means, the final destination point for the content (such as a television network local broadcaster or cable channel). Atlantic Satellite's teleport facilities provide customers with access to the full complement of satellite and fiber optic transmission services provided by Atlantic Satellite and Waterfront.

     Atlantic Satellite's teleport facility is located on contiguous properties in Northvale, New Jersey and Tappan, New York. This facility contains broadcast quality satellite dishes, which transmit and receive domestic feeds in both C-Band and KU Band frequencies, and provides international transmission to both PanAmSat and Orion satellites. At this facility, Atlantic Satellite provides primary up-link and down-link services, as well as ancillary services such as tape playback and recording, tape duplication, syndication services (including spot insertion and editing), and digitally compressed satellite transmission expertise. Atlantic Satellite provides over 3,000 hours per year of playback and uplink services for pre-taped, syndicated television programs produced by Warner Brothers, Hearst and KingWorld among others. It also downlinks and records numerous live sporting events for clients such as the National Hockey League
(NHL) and the National Basketball Association (NBA) and provides satellite transmission services for clients such as Fox Sports, NHK, NFL Films and Phoenix Communications Group Inc. ("Phoenix"), which is the communications/production provider for Major League Baseball.

     Waterfront's services are provided through a video switching facility located in New York City which is connected to all major news organizations and all New York area teleports including Atlantic Satellite's. Waterfront's extensive network of both analog and digital video fiber optic connections and multiple paths to Atlantic Satellite enable domestic and international broadcasters to take advantage of the Company's single source transmission services at competitive rates. The Company believes that Waterfront's fully manned facility provides it with a competitive advantage over its major competitor, "The Switch" (operated by Globecast), which does not provide the same level of service. Waterfront's fiber optic connections are located in local venues such as the New York Stock Exchange and the United Nations in New York City, as well as Giants Stadium, the Continental Airlines Arena and the Meadowlands Racetrack in New Jersey. These fiber optic connections enable Waterfront's customers to transmit video content directly from those venues to their studios or, alternatively, to Atlantic Satellite for national and international distribution. In addition to local fiber optic transmission and connections to Atlantic Satellite's transmission facility, Waterfront provides its customers with access to several long-distance fiber optic carriers through its remote facility located in downtown Manhattan. Waterfront also provides transportable services, including point-to-point microwave transmission, transportable up-link and down-link transmission, and broadcast quality teleconference services, as well as access to other teleport facilities. The Company believes that Waterfront's switching facility is the largest such facility in the New York metropolitan area and that Waterfront's connections to major events and sports venues within the New York metropolitan area provide clients with extensive and essential coverage.

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

     Through Audio Plus Video International, Inc. ("Audio Plus Video"), the Company provides the following broad range of technical and distribution services to distributors of television programming to the international market and, to a lessor extent, a variety of international television program originators, including standards conversion, international duplication and specialized video services.

     Standards Conversion: Throughout the world, video signals are recorded in four principal standards: NTSC-used in several countries, including the U.S., Canada, Mexico and Japan; PAL-used in numerous countries, including England, Italy, Australia and China; PAL-Modified-used exclusively in Brazil; and SECAM-used in France, Russia and the Middle East. A program recorded in one-standard cannot be broadcast or played back through equipment employing another standard unless the program is first "converted" to the other standard. If, for example, RTL, a German television broadcaster, wants to air "Sesame Street" (a program produced in the U.S. and, therefore, in the NTSC standard), the video signal must first be converted to PAL to make it compatible with the German standard. The Company provides conversion services to and from all of the standards currently available.

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

     Specialized Video Services: The Company is meeting an increasing demand for specialized services using state-of-the art, multistandard film-to-tape, editing and audio suites. Audio capabilities include restoration, layback, ADR (automatic dialogue replacement), audio-for-video editing, and the recreation, or enhancement of music and sound effects tracks. Additional services include screen-by-screen color correction of film or tape, video restoration and I3 (International Image Interpretation), an innovative standards conversion technology, which achieves extremely high quality for film-originated material.

     The Company's services that are provided to the television industry and program originators, and the specialized video services that are provided to television program distributors to the international market, are generally offered on an hourly or daily rate basis. Standards conversion and duplication services provided to television program distributors to the international market are offered at rates that are based on program length. The Company maintains an in-house engineering staff to facilitate the modification of equipment to meet client requirements.

     Through fiber optic connections, Audio Plus Video is linked to Atlantic Satellite giving them the ability to send and receive signals both domestically and internationally. This service is especially essential with time sensitive material such as sporting events. For example, satellite services aid in the rapid international distribution the Company provides for the National Basketball Association.

     In the fourth quarter of fiscal year 1998, Audio Plus Video began an expansion to the West Coast with the leasing of a new 13,000 square foot facility in Burbank, California. That business became operational in July 1998 and the Company expects to capture both new customers and existing customers whose operations were transferring to the West Coast.

     Audio Plus Video is beginning its ninth year of worldwide distribution for the NBA and eleventh year for Children's Television Workshop's "Sesame Street". Other programs include "Samurai - X", "Baywatch", "Ricki Lake", "Third Rock From the Sun", "Bewitched", "South Park" and "Dr. Katz". Specials during the year included The Academy Awards, NCAA Basketball Tournament, The Oscars, The Golden Globe Awards and The Grammy's. In December 1995, Turner Entertainment Co.
awarded Audio Plus Video its International Vendor of the Year Award for outstanding service.

     Audio  Plus  Video  clients  include:  Sony  Pictures  Entertainment,   CBS
International, NBC, ABC, Buena Vista, Warner Brothers, Hearst, Worldvision, NBA, Children's Television Workshop and Discovery Channel.

     Systems and Products

     Through AF Associates, Inc. ("AFA"), the Company designs, builds, installs and services advanced video systems for the broadcast and cable television industries, and for professional and corporate markets. AFA's services include project management; design and engineering; consultation with architects and building contractors; drafting and technical documentation, equipment and materials specification and procurement; pre-wiring and assembly; site installation; system testing and commissioning; and training. The Company believes that AFA is one of the leading independent providers of such services.

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

     AFA's clients include the four (4) major networks, numerous cable channel networks (e.g., Cable News Network, Inc., CNBC, Fox News Channel, Lifetime Television, USA Networks, Inc. and Home and Garden Cable Network), satellite broadcasters (e.g., Direct TV and SKY Latin America), corporate television networks (e.g., Merrill Lynch & Co., Inc., Pfizer, AT&T and Toys R Us), and numerous production and post-production facilities. Over 50% of AFA's business is repeat business from clients who seek AFA's technical and engineering expertise. The Company believes that increases in cable, direct satellite and independent broadcasting made possible by emerging compression technologies, as well as the migration of broadcasting standards from analog to digital, will provide significant opportunities for AFA to expand its customer base.

     Projects recently completed by AFA include: new studio facilities and technical center for the "Shop at Home" cable network, the broadcast center for Warner Brothers, "WEB" network; an expansion of the playback center for satellite broadcaster NetSat in Brazil and several corporate television operations for AT&T. Current projects include a new all digital television station for the PBS affiliate Channel 13/WNET in New York City, a large cable operation for Golden Channels in Israel, a regional cable news channel for Time Warner, a corporate training center for Pfizer and a major direct-to-home satellite television facility for DTH/TechCo Partners.

     In May 1998, AFA acquired a product group with the objective of developing, manufacturing and marketing advanced color correcting and manipulation systems for the film, post-production and multimedia industries. Its products enhance any visual representation medium that requires a true color image where a better picture is essential. The color correction process, when interfaced with a film scanner or tape machine, compensates for color problems in the medium that detract from its quality. The process, though expensive, is cost effective in that its application reduces production time by not having to "reshoot" the film or tape. The process is also required when filming special effects. The current industry trend toward ultra-high resolution and high definition television
(HDTV) will further enhance the need for this technology.

     Through Video Rentals, Inc. ("VRI"), the Company supplies broadcast and industrial video equipment for rental to the broadcast and professional video industries and provides support and maintenance services for such equipment. VRI rents cameras, super slo-mo systems, interformat portable editing systems, character generators, graphic equipment and specialized equipment for sports production. Equipment rentals may range from a period of one (1) day to as long as a year. Specialized equipment packages, such as editing systems, are also rented for longer periods by certain customers, including MTV, Phoenix and others. VRI's purchases of equipment to be held for rental are made both on the basis of anticipated rental demand and in response to specific customer orders and commitments from such customers for minimum rental terms (in the case of more specialized equipment).

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

Production Services

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

     Through CABANA corp. ("CABANA"), the Company provides creative editorial services to the television advertising industry. The creative editing process, or the first stage of post production, for a television commercial generally involves the selection of the best footage from several thousand feet of film and the combination of that footage through editing along with special video effects to create a cohesive message with audience appeal. The creative editor typically is involved with all facets of the post-production process and usually selects the post-production facilities (such as Manhattan Transfer and Post
Edge), in which the remaining and final stages of the television commercial's post-production takes place. Television commercials created by Cabana during the year include ads for Beck's Beer, Pearle Vision, Gillette, Lancome, Schering Plough, IBM, Sprint, L'Oreal and Ford, among others.

     Through two of its operating subsidiaries Manhattan Transfer/Edit, Inc. ("Manhattan Transfer") and The Post Edge, Inc. ("Post Edge"), the Company provides the art and science of completing high-end television commercials and programs with the finest quality to the television advertising industry. Their services include the following:

     Film-to-Videotape Transfer: The Company has film to videotape transfer suites for the transferring of images and sound from film to videotape. This process can be used for either positive or negative, 16 or 35 millimeter film and for both composite and multi-track systems. The Company's skilled colorists operate state-of-the-art electronic equipment, which provides color correction and expansion or repositioning of film images. In addition, the Company can correct and enhance the color of projects originated on videotape. The videotape element masters resulting from the transfer process can be edited to create the final product which can then be duplicated for a variety of markets including television advertising, corporate video cassettes, home video cassettes, cable television, television program syndication, airline in-flight entertainment, foreign distribution and ancillary applications. Transfers are made in both the PAL (Europe and South America) and NTSC (North America and Japan) standards.

     Computer-Generated Visual Effects: Company artists create computer-generated television imagery working with sophisticated computer software for applications such as main titles for television shows, credits and various electronic special visual effects including computer animation and electronic graphics in both two and three dimensions.

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

     Additional Services: In addition, Post Edge provides studio facilities and technical personnel for MTV Latino and network playback operations for the Cisneros Locomotion Channel.

     Commercials finished this past year at Manhattan Transfer include: Visa, Pepsi, Pizza Hut, Macy's, Hawaiian Punch, Wendy's, Pringle's, MCI, Burger King, Bell South, Bell Atlantic and Volkswagen. In addition to Manhattan Transfer's commercial activities, it provides post-production services for the Peabody Award winning episode network television series "Homicide", for "Oz", the episodic series on HBO and for the network situation comedy, "Cosby".

     Commercials finished this last year at Post Edge include American Express Latin, Red Global, Pepsi, Gloria Estefan, Burdines, Citibank, Miami Heat and Florida Lottery among others.

     The Company's major post-production clients include advertising agencies, film editors and video production companies. Among the advertising agencies to which the Company provides services are BBDO New York, Saatchi & Saatchi, Grey Advertising, Uniworld Group, Lintas, Ogilvy & Mather, J. Walter Thompson, Jordan McGrath Case, McCann Erickson and Young and Rubicam.

     The Company's post-production business is dependent on the success of the television programming and advertising industries, which success in turn is highly dependent upon a number of factors, including the quality of content produced, the availability of alternative forms of entertainment and leisure activities, general economic conditions and international demand for content originated in the United States. The Company's business also is subject to downturns in the television, programming and advertising industries. Although the Company generally does not have long-term or exclusive agreements with its post-production clients, the Company has long-term relationships with many of such clients. Because post-production clients generally do not make arrangements with the Company until shortly before its services are required, the Company usually does not have any significant backlog of service orders.

Sales and Marketing

     Historically, the Company markets its services through its management's efforts to exploit its industry contacts and attendance at industry trade shows, as well as advertisements in trade journals and referrals from existing customers and suppliers. Atlantic Satellite and Waterfront jointly market their services through the efforts of management and a full-time sales force which emphasizes quality and the range of their offered services. In addition, AFA maintains a full-time sales force which emphasizes to potential customers the extensive experience of its professional engineers, AFA's leadership role in systems technology and its comprehensive project management services. VRI focuses on its market leadership position, round-the-clock customer service, diversity and reliability of its inventory and its competitive pricing structure, as well as the value-added services it provides to its larger customers, such as logistics and inventory management.

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

     The Company's marketing strategy, with respect to the services it provides for television program distributors to the international market is to focus on the needs of the end-users as well as on the needs of the clients. The Company actively develops relationships with overseas facilities and broadcasters through visits and multi-lingual communication, to learn and respond to their individual technical and operational requirements. This strategy has resulted in end-users requesting that their international television program distributors utilize the Company's services and has alleviated many problems between the distributors and the broadcasters. Sales and marketing efforts emphasize the needs of the client and the end-user, technical proficiency, and the Company's global perspective.

     The Company had sales to two individual Systems and Products segment customers in 1996 and to one Systems and Products segment customer in 1997 in excess of 10% of consolidated 1996 and 1997 revenues, respectively. Sales to such customers aggregated 30% and 15% of 1996 and 1997 revenues, respectively. Revenues from such customers were derived from one-time contracts for services provided by AFA and do not necessarily represent a recurring source of revenues.

Supply of Services and Equipment

     In most situations where Atlantic Satellite is providing satellite up-link services, the customer has secured the transponder time and instructs Atlantic Satellite as to which satellite and transponder to transmit the signal. In those situations where Atlantic Satellite is providing transponder time as part of a service package to a customer, Atlantic Satellite obtains transponder time from third-party re-sellers of transponder time. Satellite owners do not sell occasional transponder time directly to end-users or service providers. Rather, they sell or lease transponders on a full-time basis for a minimum of one year. However, the success of Atlantic Satellite's business depends in part upon the price and availability of satellite transponders. A shortage of transponders can be caused by several factors, including the malfunctioning or expiration of the useful lives of existing satellites or the unsuccessful launch of additional or replacement satellites, all of which are beyond the control of Atlantic Satellite or its customers. A shortage of satellite transponders would be likely to increase the price of available transponders, which would have an adverse impact upon Atlantic Satellite's, and thus the Company's, ability to operate profitably. Waterfront may either order fiber optic lines from third party providers to be installed between Waterfront's facility and the customer or the customer may order these items directly from a third party provider, with Waterfront providing only the connection with its switch. AFA and VRI obtain their equipment from a variety of sources, including the major equipment manufacturers such as Sony Corporation of America, BTS Broadcast Television Systems and Tektronix. AFA orders equipment used in the production of its video systems based upon customer purchase orders after receipt of deposits. Larger systems are funded through periodic customer payments, which relate closely to the capital needs of the project. Although the Company did not experience any significant difficulty in obtaining equipment, there can be no assurance that shortages will not arise in the future. The loss of any one or more manufacturing sources could have an adverse effect on the Company until alternative arrangements could be secured. The Company believes that there are alternative adequate sources of components of sufficient quality and quantity.

Competition

     The competitive video services industry is both specialized and fragmented. Major competitors for Atlantic Satellite's transmission services include Micronet (a subsidiary of American Tower Corporation), Group W (a subsidiary of Westinghouse Electric Corporation), Globecast (a subsidiary of French Telecom) and National Gateway (a subsidiary of Williams Communications, Inc.). Some of these competitors have significantly greater resources than the Company. Atlantic Satellite competes primarily based upon customer service and its large and valued subscriber base, which permits a high degree of inter-subscriber connections. Although the Company believes that Waterfront's video switching facility is the largest in the New York metropolitan area, "The Switch" (operated by Globecast) has "first mile" and "last mile" capabilities and competes with Waterfront. AT&T also competes in the switching business to some extent. However, the Company believes that its fully manned facility provides it with an advantage over its competitors, which do not provide the same level of service. AFA's primary competitors are Sony Corporation, The Systems Group, Communications Engineering Inc. and National TeleConsultants, as well as small, regionally based integrators and dealers. Competition is based upon technical expertise, experience and price. VRI's major competitors are Bexel Corporation, which has locations in several metropolitan areas, as well as smaller companies, which do not offer the variety of services provided by VRI. Competition is based upon price, diversity and availability of inventory and customer service. The Company believes that the ability of its operating subsidiaries to cross-market to existing customers using other services offered by the Company's other subsidiaries provides the Company with a competitive advantage over many competitors who lack the full complement of services provided by the Company.

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

     Major competitors of the Company in providing standards conversion services include Devlin Video Services, Magno Sound & Video, Four Media Corporation, Vidfilms, Intercontinental Televideo and International Image based in Toronto, Canada. Major competitors of the Company in providing creative editorial services include Crew Cuts Film & Tape, Red Car, Blue Rock Editing Company and Progressive Image Group. Major competitors of the Company in providing film-to-videotape transfer, electronic video editing and computer-generated graphic services include Post Perfect (a subsidiary of The New York Media Group), The Tape House Editorial Co., PrinczCo Productions, Nice Shoes, L.L.C., Click 3X and Broadcast Video, Inc.

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

     The FCC establishes technical standards for satellite transmission equipment, which change from time to time, and it also requires coordination of earth stations with land-based microwave systems at certain frequencies to assure noninterference. Transmission equipment must also be installed and operated in a manner that avoids exposing humans to harmful levels of radio-frequency radiation. The placement of earth stations or other antennae is typically subject to regulation under local zoning ordinances. The Company believes that Atlantic Satellite's equipment meets and is operated in material compliance with all applicable laws, regulations and industry standards.

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

Employees

     The Company and its subsidiaries have approximately 516 full-time employees. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

     The Company's success depends in large part on the continued service of its executive officers, key creative artists and skilled technicians, and other key personnel. The Company has employment agreements containing non-compete provisions with most of its current key executive officers, including the president and chief executive officer. However, the Company does not have any long-term employment agreements and/or any covenants not to compete with most of its key artists and technicians. A significant percentage of the Company's revenues can be attributed to services requiring highly compensated creative technicians. Competition for highly qualified employees is intense and the process of acquiring key technical, creative and management personnel with the requisite combination of skills and attributes is often lengthy. There can be no assurance that the Company will continue to attract, motivate and retain key personnel. Failure by the Company to attract and retain qualified key personnel could have a material adverse effect on the Company.

 Backlog

     At June 30, 1998 and June 30, 1997, the Company had backlogs of approximately $11,144,000 and $6,815,000 respectively. All of such backlog is attributable to AFA's video production systems projects.

ITEM 2. PROPERTIES

     The Company's corporate headquarters (which are owned by the Company) are located at 240 Pegasus Avenue, Northvale, New Jersey ("240 Pegasus") where Atlantic Satellite also occupies an aggregate of approximately 15,000 square feet plus outdoor antenna pads. The Company owns another facility at 183 Oak Tree Road in Tappan, New York ("183 Oak Tree"), which is adjacent to the 240 Pegasus property in which Atlantic Satellite and VRI also occupy approximately 13,000 and 7,000 square feet, respectively. Atlantic Satellite has leased 10,000 square feet at 183 Oak Tree Road to the NHL. Atlantic Satellite's teleport facility is located at 240 Pegasus and 183 Oak Tree. In addition, the Company subleases approximately 50,000 square feet at 235 Pegasus Avenue, Northvale, New Jersey from an unaffiliated entity, which in turn leases such property from an unaffiliated third party. The terms of the lease and the sublease are substantially identical. Approximately 38,000 square feet of such facility is used by Audio Plus Video for production purposes and approximately 12,000 square feet is used for general and warehouse purposes. In addition, the Company also owns approximately 8 acres of vacant land in Northvale, New Jersey.

     The Company leases six principal production facilities, two located in New York City, three located in South Florida and one in Burbank, California. The Company's two New York City production facilities consist of approximately 68,000 square feet in midtown Manhattan where CABANA leases one 18,000 square foot facility and Manhattan Transfer leases approximately 50,000 square feet. Post Edge leases three South Florida production facilities of approximately 30,000 square feet. Post Edge is moving and consolidating its 9,000 square foot Hollywood, Florida facility to the South Beach Miami facility in the first quarter of fiscal year 1999. Audio Plus Video leased a new 13,000 square foot facility in Burbank, California during the fourth quarter of fiscal year 1998.

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

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in various claims and legal proceedings of a nature considered normal to its business. While it is not possible to predict or determine the outcome of these claims and proceedings, it is the opinion of management that their outcomes will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

    The Company's common stock is listed on the American Stock Exchange ("AMEX") under the symbol "VS". The common stock began trading on February 8, 1994 at the effective time of IPL's initial public offering on the NASDAQ National Market under the symbol "POST". Prior to such time, there was no public market for the common stock. Following the merger and until February 11, 1998, the common stock traded on the NASDAQ National Market under the symbol "VSCX".

    As of August 31, 1998, there were approximately 176 holders of record of the Common Stock.

     The following table sets forth the high and low bid prices of the Common Stock on the Nasdaq National Market for each full quarterly period within the two most recent fiscal years.


         Fiscal Year 1997                                   High            Low
         ----------------                                   ----            ---
         First Quarter......................................4 1/8          3 5/8
         (August 1 to October 31)
         Second Quarter.....................................4 3/4          3 1/2
         (November 1 to January 31)
         Third Quarter......................................4 1/8          3 3/8
         (February 1 to April 30)
         Fourth Quarter ....................................3 1/2          2 7/8
         (May 1 to July 31)

         Fiscal Year 1998                                   High            Low
         -----------------                                  -----           ---
         First Quarter......................................3 13/16        2 3/4
         (July 1 to September 30)
         Second Quarter.....................................3 3/4        2 15/16
         (October 1 to December 31)
         Third Quarter......................................3 1/2        2 13/16
         (January 1 to March 31)
         Fourth Quarter.....................................4 3/8          2 7/8
         (April 1 to June 30)

     No cash dividends have ever been declared by the Company on the Common Stock. The Company intends to retain earnings to finance the development and growth of its business. Accordingly, the Company does not anticipate that any dividends will be declared on the Common Stock for the foreseeable future. Future payment of cash dividends, if any, will depend on the Company's financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by the Company's Board of Directors. Presently the Company is prohibited from paying any dividends per the Credit Agreement.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The following table sets forth selected historical consolidated financial data for Video and its subsidiaries for the periods and at the dates indicated.

                                                                        Year Ended Year Ended Year Ended    Year Ended    Year Ended
                                                                          June 30,   June 30,   June 30,      June 30,      June 30,
                                                                           1994       1995       1996          1997(1)       1998(3)
                                                                          -------    -------    -------       -------       -------


                                                                                (in thousands, except per share amounts)
Statement of Operations Data: (3)

Revenues ............................................................   $20,391    $19,439    $29,740       $27,610       $72,995

Depreciation and amortization .......................................     2,170      1,629      1,653         1,824         7,958

Operating income (loss) from
     continuing operations ..........................................    (2,169)       490      2,387         1,750         6,692

Income (loss) before income taxes,
     discontinued operations, and
     extraordinary item .............................................    (4,321)       223      1,999         1,825         3,290

Income before discontinued
     operations and extraordinary item ..............................     8,824        223      1,212         1,638         1,699

Income (loss) from discontinued
     operations, net of tax (2) (4) .................................    12,508        (74)      (388)       (1,688)       (1,860)

Gain on debt extinguishment,
     net of tax .....................................................     5,951         --         --            --            --

Net  (loss) income ..................................................   $27,283       $149       $824          $(50)        $(161)

Pro forma income before discontinued
     Operations - basic (3) .........................................      --         --        $0.17         $0.23         $0.14

Pro forma net (loss)  income per share -
    basic (3) .......................................................      --         --        $0.12         $(0.01)       $(0.01)

Weighted average number of shares -
     Outstanding (3) ...............................................       --         --       $6,961         $7,011        $12,276

                                                                         As of      As of      As of           As of         As of
                                                                        June 30,   June 30,   June 30,        June 30,      June 30,
                                                                         1994       1995       1996             1997         1998(3)
                                                                       -------    -------    -------          -------       -------
                                                                                               (in thousands)
Balance Sheet Data: (3)
Total assets ......................................................   $13,731    $16,005     $17,672          $20,801       $81,860
Long-term debt, net of current portion ............................     2,042      2,388       2,140            5,330        30,968
Subordinated debt, net of
     current portion ..............................................      --         --          --               --           5,442
Stockholders' equity ..............................................   $ 1,663    $ 1,812     $ 2,655           $2,733       $20,725

 ...........................
(1) Included in the year ended June 30, 1997 is approximately $500 of other income pertaining to the payment of a note receivable for which Old Video had established a full valuation allowance. The note receivable was partial consideration for the sale of a radio station in fiscal 1991.
(2) The operating results of Old Video's Diversified Products segment have been reflected as discontinued operations for the years ended June 30, 1994, 1995, 1996 and 1997. The operating results of Old Video's International Services Group have been reflected as discontinued operations for the year ended June 30, 1994. The operating results of Old Video's Post Production Group have been reflected as discontinued operations for the year ended June 30, 1994.
(3) Reflects the Merger with and into IPL as of August 27, 1997. The Merger was accounted for as a reverse acquisition whereby the pre-Merger financial statements of Old Video became the historical financial statements of the Company after the Merger. Pro forma income (loss) before discontinued operations and extraordinary item per share and pro forma net income per share gave effect to the conversion of Old Video Common Stock into common stock (i.e., shares of the combined company) in the merger.
(4)  The  operating  results  of  the  Consulting   Services  segment  providing
     strategic consulting services have been reflected as discontinued operations for the year ended June 30, 1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.

     On August 27, 1997, Video Services Corporation ("Old Video") merged with and into International Post Limited ("IPL") with IPL being the surviving corporation (the "Merger"). At the effective time of the Merger, IPL changed its name to Video Services Corporation. References herein to the "Company" refer to the combined company after giving effect to the Merger. The Merger was accounted for as a reverse acquisition whereby the pre-Merger financial statements of Old Video became the historical financial statements of the Company. As a result of the Merger, the results of operations and cash flows reported for the Company for the year ended June 30, 1998 are not necessarily comparable to those periods prior to the Merger. The results of operations and cash flows as reported represent those of the Company for the year ended June 30, 1998 and Old Video for the years ended June 30, 1997 and 1996, and include the results of operations and cash flows of IPL from the date of the Merger through June 30, 1998. All references to IPL's 1997 figures represent pre-acquisition amounts and are not included in the financial statements, but are included in the following discussions for comparative purposes only. In addition, in August 1997 and prior to the Merger: (i) Old Video discontinued the operations of its Diversified Products segment through a spinoff of the Diversified Products segment to Old
Video's   stockholders  and  (ii)  the  principal   stockholders  of  Old  Video
contributed by merger (the "Contribution") the stock of two S corporations holding all of the general and limited partnership interests in MAL Partners and L.I.M.A. Partners, which partnerships owned real estate and equipment which was leased solely to Old Video and IPL. The Contribution, which represents a transfer between entities under common control, has been recorded at the lower of historical amortized cost or fair value. See Note 1 to the Company's consolidated financial statements included herein. The following discussion and analysis should be read in conjunction with such historical consolidated financial statements and the notes thereto.

Overview

     The Company's business is currently divided into three segments: (i) Satellite and Distribution Services, (ii) Systems and Products and (iii) Production Services (see Note 12). The Satellite and Distribution Services segment integrates and distributes broadcast quality video content via a satellite and fiber optic transmission network routed through its digital/analog switching center and is an international provider of technical and distribution services to distributors of television programming. The Systems and Products segment designs, engineers and produces advanced video facilities for the broadcast and cable television, post-production and corporate markets. This segment also develops, manufactures and markets advanced color correcting and manipulation systems for the film, post-production and multimedia industries and rents professional video equipment to the sports, entertainment and other segments of the broadcast and cable television and corporate markets. The Production Services segment is an international provider of technical and creative services to owners and producers of television programming, television advertising and other programming content.

Discontinued Operations

On January 2, 1997, Old Video's management, which had the authority to approve the action, committed Old Video to a formal plan to discontinue the operations of its Diversified Products segment as a condition to the Merger. In August 1997 and prior to the Merger, Old Video spun off the Diversified Products segment to Old Video's stockholders. On November 30, 1997, management, which had the authority to approve the action, committed the Company to a formal plan to dispose of the Consulting Services segment providing strategic consulting services in the area of communications, design and implementation of intranets, extranets and internets. The Consulting Services segment was acquired in the Merger(See Note 17).

Results of Continuing Operations

Year Ended June 30, 1998 compared to Year Ended June 30, 1997 (dollars in thousands)

     Total revenues increased by $45,385 to $72,995 in 1998 from $27,610 in 1997. Revenues from the Satellite and Distribution Services segment increased by $11,405 to $21,384 in 1998 from $9,979 in 1997. $10,017 of the $21,384 of 1998
Satellite and Distribution Services segment revenue was attributable to post-Merger contribution to revenues from Satellite and Distribution Services provided by IPL. Revenues from the Satellite and Distribution Services segment other than those provided by IPL increased by 14.0% to $11,367 in 1998 from $9,979 in 1997. This increase was due primarily to an increase in the number of customers connected to the Company's satellite and fiber optic network and the receipt of additional transmission revenue from existing customers, which was partially offset by a decrease in syndication revenues due to programming cancellations. Revenues from the Satellite and Distribution Services segment provided by IPL decreased by 19.0% from $12,360 in 1997 to $10,017 in 1998. The decrease is primarily due to reduced volume of standards conversion services and duplication. Revenues from the Systems and Products segment increased by 5.7% to $18,631 in 1998 from $17,631 in 1997 due to increased demand for design and installation of video systems; however, the amount of the increase was reduced as a result of a change in the structure of certain contracts pursuant to which the Company now receives a commission based upon equipment used in such videosystems which is purchased directly by the customer from third parties. Previously, the Company had recorded revenues from the sale of such equipment as well as the cost related to the purchase thereof. The equipment rental division, of the Systems and Products segment, revenue decreased 20.5% to $1,989 from $2,501 in 1997 as a result of strong demand for video equipment in 1997 generated by the Atlanta Olympics, 1996 presidential election, and the 1996 professional baseball World Series. The Production Services segment revenues of $32,980 in 1998 was solely attributable to post-Merger contributions provided by IPL. Revenues provided by IPL increased by 6.4% to $32,980 in 1998 from $31,004 in 1997. The increase is primarily due to a higher volume of creative editorial and visual effects services.

     Total costs of sales, services and rentals increased by $23,903 to $41,175 in 1998 from $17,272 in 1997. Costs of the Satellite and Distribution Services segment increased by $4,689 to $9,511 in 1998 from $4,822 in 1997. This increase was primarily attributable to costs of Satellite and Distribution Services provided by IPL of $4,283 and a $406 increase in costs of non-IPL services. Costs of IPL Satellite and Distribution Services decreased $760 to $4,283 in 1998 from $5,043 in 1997. This decrease consisted primarily of reduced tape stock usage, lower equipment repairs and reduced usage of part time and per diem personnel. Costs of the Systems and Products segment increased by $663 to $13,113 in 1998 from $12,450 in 1997. The growth in costs of the Systems and Products segment was driven by the increased volume of installations of video systems and additional salaries of engineers. These increases were offset by the decrease in the cost of equipment rentals of $233 to $576 in 1998 from $809 in 1997 as a result of lower demand for video equipment. Costs of the Production Services segment of $18,551 in 1998 was solely attributed to costs provided by IPL. Cost of Production Services provided by IPL increased by $152 to $18,551 in 1998 from $18,399 in 1997.

    The Company's overall gross profit margin (excluding depreciation) increased to 43.6% in 1998 from 37.4% in 1997. Gross profit margin from the Systems and Products segment increased to 29.6% in 1998 from 29.4% in 1997 primarily as result of the change in contract structure discussed above and from reduced amount of sub-rentals, which were required in 1997 to meet increased demand for equipment rentals in connection with the Atlanta Olympics. Gross profit margin from the Satellite and Distribution Services segment other than services provided by IPL increased to 54.0% in 1998 from 51.7% in 1997 as a result of an increase in revenues combined with stable fixed costs for materials and equipment. Gross profit margin from Satellite and Distribution Services provided by IPL decreased from 59.2% in 1997 to 57.2% in 1998 as a result of a decrease in revenues without a corresponding decrease in costs. Since a high proportion of costs attributable to the Satellite and Distribution Services segment are fixed, decreases in revenues do not result in proportionate decreases in costs. Gross profit margin from Production Services increased to 43.8% in 1998 from 40.7% in 1997 as a result of an increase in revenues combined with stable fixed costs.

     Selling, general and administrative expenses increased to $17,170 in 1998 from $6,764 in 1997, which increases primarily resulted from the additional administrative salaries and occupancy costs associated with IPL's operations. However, as a result of the Company's increased revenue, selling, general and administrative expenses as a percentage of revenues decreased to 23.5% in 1998 from 24.5% in 1997.

     Depreciation expense increased to $7,109 in 1998 from $1,807 in 1997, primarily due to the significant amount of fixed assets of IPL acquired in the Merger. Amortization expense increased to $849 in 1998 from $17 in 1997 reflecting the amortization of the goodwill (excess of cost over the fair value of net assets acquired) recorded in connection with the Merger, which is being amortized over 25 years.

     Interest expense increased to $3,619 in 1998 from $517 in 1997 primarily due to the assumption and refinancing by the Company of IPL's existing long-term indebtedness as part of the Merger. See "Liquidity and Capital Resources."

     The effective tax rate applied against pre-tax income was 48.4% in 1998 and 10.2% in 1997. The effective tax rate for 1998 as compared to the federal statutory tax rate of 34% was primarily the result of state income taxes and goodwill amortization created by the Merger which is not deductible for income tax purposes. The State net operating loss valuation decreased by $258 in 1998 as a result of the use of net operating losses. The Federal net operating loss valuation allowance decreased by approximately $622 in 1997 as a result of revised estimates of future taxable income principally as a result of discontinuing the Old Video's Diversified Products segment. A valuation allowance of $679 remains as of June 30, 1998 for state net operating losses. The state valuation allowance is provided as a result of estimates regarding future operations for certain subsidiaries.

Income from continuing operations increased 3.7% to $1,699 in 1998 from $1,638 in 1997 primarily as a result of the factors discussed above.

Fiscal Year Ended June 30, 1997 compared to Year Ended June 30, 1996 (dollars in thousands)

     Total revenues decreased 7.2% to $27,610 in 1997 from $29,740 in 1996. The decrease in total revenues was due to a decrease in revenues of the Systems and Products segment to $17,631 in 1997 from $20,499 in 1996, which was partially offset by an increase in revenues of the Satellite and Distribution Services segment to $9,979 in 1997 from $9,241 in 1996. The decrease in revenues of the Systems and Products segment resulted primarily from a mid-year change in the structure of a significant contract pursuant to which Old Video received a commission on equipment purchased by the customer from third parties. Previously, Old Video had recorded revenues from the sale of such equipment as well as costs related to the purchase thereof. The increase in revenues of the Satellite and Distribution Services segment was due primarily to an increase in the number of customers connected to Old Video's satellite and fiber optic network and the receipt of additional transmission revenues from existing customers, partially offset by a decrease in syndication revenues due to programming cancellations.

     Total cost of sales, services and rentals decreased to $17,272 in 1997 from $19,691 in 1996 primarily as a result of the change in the structure of the contract described above. Gross profit margins increased to 37.4% in 1997 from 33.8% in 1996 as a result of a change in the service mix, which favored higher margin services. Gross profit margins of the Systems and Products segment increased to 29.4% in 1997 from 26.6% in 1996 due to a higher proportion of revenues contributed by the equipment rental division in 1997 as well as the effects of the significant contract pursuant to which Old Video received a commission as discussed above. Gross profit margins of the Satellite and Distribution Services segment increased to 51.7% in 1997 from 49.8% in 1996 primarily as a result of increased revenues without a corresponding increase in costs. Since a high proportion of costs attributable to the Satellite and Distribution Services segment are fixed increases in revenues do not result in proportionate increases in costs.

     Selling, general and administrative expenses increased 12.6% to $6,764 in 1997 from $6,009 in 1996. Such expenses as a percentage of revenues increased to 24.5% in 1997 from 20.2% in 1996, primarily due to the initiation of a marketing study, preparation of sales brochures and the payment of increased sales commissions, combined with the reduction of revenues. Old Video believed that these additional costs would continue to be incurred.

     Operating income from continuing operations decreased 26.7% to $1,750 in 1997 from $2,387 in 1996. This decrease was due to increased selling, general and administrative expenses partially offset by the increased gross profits in both the Systems and Products and Satellite and Distribution Services.

     Depreciation and amortization expenses increased 12.4% to $1,807 in 1997 from $1,608 in 1996 due to the acquisition of additional equipment for expansion and replacement.

     Interest expense increased 6.6% to $517 in 1997 from $485 in 1996 as a result of increased borrowings under Old Video's credit facility.

     Other income increased to $592 in 1997 from $97 in 1996 as a result of the payment on a note receivable, previously fully reserved, relating to the 1991 sale of a radio station.

     The effective income tax rate applied against pre-tax income was 10.2% in 1997 and 39.4% in 1996. The Federal net operating loss valuation allowance decreased by approximately $622 in 1997 as a result of revised estimates of future taxable income principally as a result of discontinuing the Old Video's Diversified Products segment.

     Income before discontinued operations increased to $1,638 in 1997 from $1,212 in 1996 primarily as a result of the tax factors discussed above.

Liquidity and Capital Resources (dollars in thousands)

     The Company meets its liquidity needs and capital expenditures requirements with internally generated funds, borrowing under its bank credit facility (including line of credit), equipment financing and capital leases. Such funds are used for capital expenditures, working capital needs and repayment of outstanding indebtedness.

     In connection with the Merger, the Company refinanced substantially all of Old Video's and IPL's long-term indebtedness (excluding convertible subordinated debt, Old Video's mortgage payable, note payable to Cognitive Communications, Inc. and obligations under capital leases), including lines of credit, with a $33,000 term loan and a

$17,000 revolving line of credit (the "Credit Agreement"). The revolving line of credit bears interest at: (i) the lenders prime rate minus 1.00% or (ii) LIBOR plus a number of basis points based upon the Company's leverage ratio (funded debt divided by EBITDA (defined as operating earnings before interest, taxes, depreciation and amortization), which is initially LIBOR plus 1.75% (the Company has the option to choose the applicable interest rate). The term loan bears interest at LIBOR plus a number of basis points based upon the Company's leverage rate, which is initially LIBOR plus 1.75%. Principal payments of $1,000 per quarter in respect to the term loan portion of the facility were due beginning December 31, 1997. Such quarterly principal payments increase to $1,250 per quarter on December 31, 1998 and then increase to $1,750 per quarter on December 31, 1999 and then further increase to $2,000 per quarter on September 30, 2001 with a balloon payment of $3,750 in respect of the term loan portion of the facility due on September 30, 2002. The facility is secured by all of the assets of the Company and its subsidiaries (after giving effect to the Merger). No significant gain or loss resulted from the refinancing. The facility contains covenants, which require the Company to maintain certain financial ratios, prohibit dividends and similar payments and restrict the incurrence of other indebtedness. The facility is guaranteed by all of the Company's subsidiaries (after giving effect to the Merger).

     The Company, made capital expenditures totaling $8,486 on a pro forma basis, which was a breach under the Credit Agreement as the Company was limited to $8,000 of capital expenditures on a pro forma basis for fiscal year ended June 30, 1998. The lenders have waived that requirement of the facility for fiscal year ended June 30, 1998.

     The proceeds of the new facility were used as follows: approximately $23,400 to refinance IPL's outstanding long-term indebtedness, approximately $2,900 to refinance Old Video's outstanding long-term indebtedness and $1,485 of mortgage obligations of MAL Partners and approximately $1,900 to refinance Old Video's outstanding short-term line of credit. Approximately $3,300 was used to pay the fees and expenses incurred in connection with the Merger.

     In August 1997, the Company entered into an interest rate swap agreement on the $33,000 term loan, which decreases in accordance with scheduled principal payments on the company's Term Loan. The swap agreement effectively converts the Company's borrowings under its Term Loan to a fixed rate of 8.33% per annum.

     At June 30, 1998, the Company's outstanding indebtedness was approximately $41,748 including $2,600 under the revolving credit facility. At June 30, 1998, the weighted average interest rate was approximately 8.31% on the Company's outstanding indebtedness. The remainder of the facility (approximately $13,383) will be available for future working capital requirements and general corporate purposes.

     The Company opened an additional 13,000-sq. ft. facility in Burbank, California in the first quarter of fiscal year 1999. The new facility will provide Technical and Distribution services to international television program originators and distributors; such services will include standards conversion and international duplication. Management believes that the facility will give the company an opportunity to recapture business lost to those of its competitors operating in California, as well as to attract additional customers located on the West Coast. Management currently estimates this expansion will require approximately $5,100 in capital expenditures, and will result in increased revenues and operating expenses. The source of the capital expenditures and operating funds is expected to be a combination of internally generated funds and borrowings under the Company's Credit Agreement.

     The 4% convertible subordinated notes due May 4, 2003 in the principal amount of $6,350 issued by IPL, in connection with the CABANA acquisition in May 1995 still remain outstanding after the refinancing described above. These notes are convertible into Common Stock at a conversion price of $14.00 per share after May 2000 and are redeemable after May 2001.

     Cash Flow from Operating Activities. For the year ended June 30, 1998, net cash provided in operating activities was $5,536 primarily resulting from earnings before interest, taxes, depreciation and amortization ("EBITDA") of $14,867 which was offset by increases in working capital requirements, primarily the payment of transaction costs associated with the Merger. For the year ended June 30, 1997, net cash provided by operating activities was $1,071 primarily resulting from EBITDA of $4,166 which was offset by increases in working capital requirements.

     Cash Flows from Investing Activities. For the year ended June 30, 1998, the Company used $6,669 for investing activities, consisting of $6,448 for the purchase of additional equipment, which was offset by a sale of fixed assets and repayment of an advance to an affiliate. Approximately $3,000 of additional equipment was used for the new West Coast facility. For the year ended June 30, 1997, Old Video used $2,392 for investing activities, consisting of $1,000 for the purchase of vacant land from an affiliate with the remainder utilized primarily for the purchase of new rental equipment which was offset by a $562 repayment of an advance to an affiliate.

     Cash Flow from Financing Activities. For the year ended June 30, 1998, cash provided by financing activities, net of repayments of borrowings of long-term indebtedness, was $2,235. Such amount primarily consisted of $33,000 in proceeds from the senior secured term loan and $2,600 in net borrowings under the revolving line of credit described above. The Company repaid $29,685 of borrowings primarily in connection with the refinancing described above and $3,787 of scheduled repayments of long term debt. For the year ended June 30, 1997, cash provided by financing activities, net of repayment of long-term indebtedness, was $1,191, consisting of $904 in increased borrowings under Old Video's line of credit, $2,655 of equipment financing and capital leases and a $600 mortgage secured by the vacant land from an affiliate.

     The foregoing activities resulted in a net increase in cash of $1,102 in 1998, a net decrease in cash of $130 in fiscal year 1997, and a net decrease in cash of $775 in 1996.

Forward-Looking Statements

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

Impact of Year 2000

     Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has completed an assessment and will have to modify portions of its administrative and accounting software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Based on the nature of the Company's business, the Company anticipates it is not likely to experience material business interruption due to the impact of year 2000 compliance on its customers and vendors. As a result, the Company does not anticipate the incremental expenditures to address year 2000 compliance will be material to the Company's liquidity, financial position or results of operations over the next few years.

ITEM 7A. QUANTATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK.

     Market risks relating to the Company's operations result primarily from changes in interest rates as well as credit risk concentrations. To address these risks the Company entered into an interest rate swap as described below. The Company does not use financial instruments for trading purposes.

Credit Risks

     The Company's customer base is composed of companies in the television network, cable and advertising industries which are located principally throughout the United States. No single customer accounted for more than 10% of the Company's sales during the fiscal year ended June 30, 1998.

Interest Rate Risks

     The Company hedges its exposure to changes in interest rates on its senior secured term loan. In August 1997, the Company entered into a five year interest rate hedge agreement with a total notional principal amount of $33,000 to manage interest costs associated with changing interest rates. This agreement converts underlying variable rate debt based on LIBOR under the Company's term loan to fixed rate debt with an interest rate of 8.33%.

     The following table provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rate. For debt obligations, the table presents cash flows and related weighted-average interest rates by expected maturity dates. For interest swaps, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.

                                                                                                                       Fair Value
  (dollars in thousands)         1999           2000           2001           2002          2003          Total           1998
--------------------------- -- ---------- --- ---------- -- ----------- -- ----------- - ----------- -- ---------- --- -----------
Long-term debt including
      Current portion
   Fixed rate                  $  5,350       $  7,052      $  7,568       $  9,970      $  6,366       $  36,306      $  36,338
   Average interest rate           8.30%          8.29%         8.26%          8.00%         8.00%

Subordinated Debt
   Fixed rate                  $     ---      $     ---     $  2,117       $  2,117      $  2,116       $   6,350      $   5,442
   Average interest rate           8.34%          8.34%         8.34%          8.34%         8.34%

Interest rate swap
   Pay variable/receive fixed  $  4,750       $  6,500      $  7,000       $  8,000      $  3,750       $  30,000      $   (638)
   Average pay rate                7.58%          7.58%         7.58%          7.58%         7.58%
   Average receive rate            6.66%          6.66%         6.66%          6.66%         6.66%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item appears in Item 14(a) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III
ITEMS 10, 11, 12, AND 13

    The information called for by Items 10, 11, 12 and 13 of this Form 10-K will be included in an amendment to this Form 10-K which will be filed not later than October 28, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The consolidated financial statements, related notes thereto and report of independent public accountants required by Item 8 begin at page F-1 herein.

     (2) The financial statement schedule appears on page F-29 herein.

     (3) Exhibits:

                                    Exhibits
Exhibit Number

3.1       Certificate of incorporation of the Company.
3.2+      By-Laws of the Company.
4.1 Form of 4% Convertible Subordinated Note of the Company(incorporated by reference to the exhibit of the same number contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.1*(M) Form of International Post Group Inc. Long-term Incentive Plan, together with form of International Post Group Inc. Stock Option Agreement.
10.2*(M) Form of International Post Group Inc. Restricted Share Plan for Directors, together with form of Restricted Share Agreement.
10.3**    Form  of Lease  Agreements  between  Audio  Plus Video and L.I.M.A.
          Partners.
10.4+ Lease Agreements, dated as of June 30, 1993, between MTE Co. and Nineteen New York Properties Limited Partnership.
10.5**(M) Form of Stock Option Agreement between the Company and Jeffrey J.
          Kaplan.
10.6** Form of Services and Option Agreement between Holdings and Kenneth F. Gorman.
10.7**    Form of Services and Option Agreement between Holdings and Terrence
          A. Elkes.
10.8**    Form of Stock Option Agreement between VSC and Kenneth F. Gorman.
10.9**    Form  of Stock Option Agreement between VSC and Terrence A. Elkes.
10.10**(M)Form  of Stock Option Agreement  between the Company and Kenneth F.
          Gorman.
10.11**(M)Form of Stock Option Agreement between the Company and Terrence A.
          Elkes.
10.12++(M)Employment  Agreement dated as of April 21, 1994,  between the Company and Daniel Rosen.
10.13++(M)Stock  Option  Agreement,  dated as of April  21,  1994,  between  the
          Company and Daniel Rosen.
10.14(M) Employment Agreement dated as of May 4, 1995, among Big Picture/Even Time Limited, the Company and Barbara D'Ambrogio (incorporated by reference to exhibit number 10.2 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.15(M) Employment Agreement dated as of May 4, 1995, among Big Picture/Even Time Limited, the Company and David D'Ambrogio (incorporated by reference to exhibit number 10.3 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.16(M) Employment Agreement dated as of May 4,1995, among Big Picture/Even Time Limited, the Company and Gregory Letson (incorporated by reference to exhibit number 10.4 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.17 (M) Employment Agreement dated as of May 4, 1995, among Big Picture/Even Time Limited, the Company and Michael Schenkein (incorporated by reference to exhibit number 10.5 contained in the Company's Current Report Form 8-K, dated May 18, 1995).
10.18(M) Employment Agreement dated as of May 4, 1995, among Big Picture/Even Time Limited, the Company and Leonard Smalheiser (incorporated by reference to exhibit number 10.6 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.19(M) Employment Agreement dated as of May 4, 1995, among Big Picture/Even Time Limited, the Company and Jane Stuart (incorporated by reference to exhibit number 10.7 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.20 Put/Call Agreement dated as of May 4, 1995, between Gregory Letson and the Company (incorporated by reference to exhibit number 10.8 contained in the Company's Current Report on Form 8-K, dated May 18,1995).
10.21 Pledge Agreement, dated as of May 4, 1995, by and among BP Partnership, ET Partnership, Barbara D'Ambrogio, David D'Ambrogio, Michael Schenkein, Leonard Smalheiser, Jane Stuart and the Company (incorporated by reference to exhibit number 10.9 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.22 Pledge Agreement, dated as of May 4, 1995, by and between Gregory Letson and the Company (incorporated by reference to exhibit number
          10.10 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.23 Escrow Agreement dated as of May 4,1995, by and among ET Partnership, David D'Ambrogio, Barbara D'Ambrogio, the Company and Cowan, Gold, DeBaets, Abrahams & Sheppard, as Escrow Agent (incorporated by reference to exhibit number 10.11 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.24 Escrow Agreement dated as of May 4, 1995, by and among BP Partnership, Michael Schenkein, Leonard Smalheiser, Jane Stuart, Gregory Letson, the Company and Cowan, Gold, DeBaets, Abrahams & Sheppard, as Escrow Agent (incorporated by reference to exhibit number 10.12 contained in the Company's Current Report on Form 8-K, dated May 18,1995).
10.25*** Agreement dated as of June 7,1993, by and between MTV Latin America, Inc. and The Post Edge, Inc.
10.26*** Agreement, dated as of December 9, 1993, by and between Discovery Communications, Inc. and The Post Edge, Inc., and Amendment No. 1 thereto.
10.27+++ Amendment No. 1, dated as of September 15, 1995, to the Agreement, dated as of June 7, 1993, by and between MTV Latin America, Inc.
          and The Post Edge, Inc.
10.28 Voting Agreement, dated as of June 27, 1997, by and among International Post Limited, Video Services Corporation, Terrence A. Elkes, The Equitable Life Assurance Society of the United States, Equitable Deal Flow Fund, L.P., Louis H. Siracusano, Arnold P.
          Ferolito and Donald H. Buck (incorporated by reference to exhibit number 10.58 contained in the Company's Current Report on Form 8-K, dated July 7, 1997).
10.29 Asset Purchase Agreement dated as of January 22, 1997, by and among Cognitive Communications, Inc., Susan Wiener, Michael Rudnick and
          Cognitive Communications, LLC (incorporated by reference to exhibit number 10.1 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.30     Agreement,  dated as of  January  22,1997,  by and among the  Company,
          Susan Wiener,  Michael  Rudnick,  Cognitive  Communications,  Inc. and
          David Leveen (incorporated by reference to exhibit number 10.2 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.31(M) Employment Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC and Susan Wiener (incorporated by reference to exhibit number 10.3 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.32(M) Employment Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC and Michael Rudnick (incorporated by reference to exhibit number 10.4 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.33(M ) Employment Agreement, dated as of January 22,1997, by and among Cognitive Communications, LLC and David Leveen (incorporated by reference to exhibit number 10.5 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.34 Put Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC, the Company, Susan Wiener, Michael Rudnick and David Leveen (incorporated by reference to exhibit number 10.6 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.35 Sale Option Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC and Susan Wiener (incorporated by reference to exhibit number 10.7 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.36 Sale Option Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC and Michael Rudnick (incorporated by reference to exhibit number 10.8 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.37 Sale Option Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC and David Leveen (incorporated by reference to exhibit number 10.9 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.38(M) Incentive Compensation Agreement, dated as of January 22, 1997, by and among Cognitive Communications, LLC, Susan Wiener, Michael Rudnick and David Leveen (incorporated by reference to exhibit number 10.10. contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.39(M) Form of Incentive Option Agreement, undated, by and between Cognitive Communications, LLC and Optionee (incorporated by reference to exhibit number 10.11 contained in the Company's Quarterly Report on Form I O-Q for the quarterly period ended January 31, 1997).
10.40(M)  Consulting  Agreement,  dated  February  15,  1997,  by and  among the
          Company and Jeffrey J. Kaplan (incorporated by reference to exhibit number 10. 12 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.41 Stock Resale Agreement, dated as of August 26,1997, by and among the Company, Louis H. Siracusano, Donald H. Buck and Arnold P.
          Ferolito.
10.42 Registration Rights Agreement dated as of August 26, 1997, by and among the Company, Louis H. Siracusano, Donald H. Buck and Arnold P. Ferolito.
10.43(M) Employment Agreement dated as of August 26, 1997, by and between the Company and Louis H. Siracusano.
10.44(M) Employment Agreement dated as of August 26, 1997, by and between the Company and Donald H. Buck.
10.45 Losses Escrow Agreement, dated as of August 26, 1997, by and among the Company, Louis H. Siracusano, Donald H. Buck, Arnold P. Ferolito and IBJ Schroder Bank & Trust Company.
10.46(M) Agreement dated as of August 26, 1997, by and between the Company and Martin Irwin.
10.47(M) Agreement dated as of August 26, 1997, by and between the Company and Arnold P. Ferolito.
10.48(M)  Consulting  Agreement,  dated  February  15,  1997,  by and  among the
          Company and Jeffrey J. Kaplan (incorporated by reference to exhibit number 10.12 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.49 Stock Resale Agreement, dated as of August 26, 1997 by and among the Company, Louis H. Siracusano, Donald H. Buck and Arnold P. Ferolito (incorporated by reference to exhibit 10.70 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997
10.50 Registration Rights Agreement, dated as of August 26, 1997, by and among the Company, Louis H. Siracusano, Donald H. Buck and Arnold P. Ferolito (incorporated by reference to exibit of the same number contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997).
10.51(M) Employment Agreement, dated as of August 26, 1997, by and between the Company and Louis H. Siracusano (incorporated by reference to exhibit of the same number contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997).
10.52(M) Employment Agreement, dated as of August 26, 1997, by and between the Company and Donald H. Buck (incorporated by reference to exhibit of the same number contained in the Company's Anuual Report on Form 10-K for the fiscal year ended July 31, 1997.
10.53 Losses Escrow Agreement, dated as of August 26, 1997, by and among the Company, Louis H. Siracusano, Donald H. Buck, Arnold P. Ferolito and IBJ Schroder Bank & Trust Company (incorporated by reference to exhibit of the same number contained in the Company's Annual Report on Form 10-K for the fiscal year July 31, 1997).
10.54(M) Agreement, dated as of August 26, 1997, by and between the Company and Martin Irwin (incorporated by reference to exhibit of the same number contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997).
10.55(M) Agreement, dated as of August 26, 1997 by and between the Company and Arnold P. Ferolito (incorporated by reference to exhibit of the same number contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997).
10.56(M) Agreement, dated as of October 17, 1997, by and between the Company and Steven G. Crane.
10.57 Credit Agreement, dated as of August 27, 1997, by and among Video Services Corporation, VSC MAL Corp., the Lenders party thereto and KeyBank National Association.
10.58 Security Agreement, dated as of August 27, 2997, by and between Video Services Corporation and KeyBank National Association. 10.81 Guaranty and Secuity Agreement, dated as of August 27, 1997, by and among the Guarators and KeyBank National Association.
10.59 Amendement No.1 and Waiver No.1, dated July 21, 1998 to the Credit Agreement, dated as of August 27, 1998 by and among the Company, the Lenders party thereto and KeyBank National Association, as the Issuer and as Agent.
21.1      Subsidiaries of the Company.
23.       Consent  of Ernst & Young LLP.
27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed.

-----------------
* Incorporated by reference to the exhibit of the same number contained in Amendment No. 4 to IPL's Registration Statement on Form S-1 (the "Registration Statement"), filed with the Securities and Exchange Commission (the "SEC" on February 4, 1994.

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

-----------------

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

Date: September 28, 1998          VIDEO SERVICES CORPORATION,

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

Name and Signature            Title                                       Date

/s/ Louis H. Siracusano       President, Chief Executive Officer         9/28/98
Louis H. Siracusano           and Director (Principal Executive
                              Officer)


/s/ Steven G. Crane           Vice President and                         9/28/98
Steven G. Crane               Chief Financial Officer
                             (Principal Financial Officer)


/s/ Michael E. Fairbourne     Vice President-Administration              9/28/98
Michael E. Fairbourne        (Principal Accounting Officer)


/s/ Terrence A. Elkes         Chairman of the Board of Directors         9/28/98
Terrence A. Elkes


/s/ Robert H. Alter           Director                                   9/28/98
Robert H. Alter


/s/ Martin Irwin              Director                                   9/28/98
Martin Irwin


/s/ Frank Stillo              Director                                   9/28/98
Frank Stillo


/s/ Raymond L. Steele         Director                                   9/28/98
Raymond L. Steele

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE






                                                                Page Number

REPORTS OF INDEPENDENT AUDITORS                                   F-2

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of
June 30, 1997 and 1998                                            F-3

Consolidated Statements of Operations for the
years ended June 30, 1996, 1997 and 1998.                         F-4

Consolidated Statements of Stockholders'
Equity for the years ended June 30, 1996,
1997 and 1998                                                     F-5

Consolidated Statements of Cash Flows for the
years ended June 30, 1996, 1997 and 1998.                         F-6

Notes to Consolidated Financial Statements.                       F-7 to F-28





SUPPLEMENTAL SCHEDULE:

II. Valuation and Qualifying Accounts                            F-29









NOTE:

         Schedules other than those referred to above have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS





To the Board of Directors and Stockholders of Video Services Corporation:

     We have  audited  the  accompanying  consolidated  balance  sheets of Video
Services Corporation and subsidiaries as of June 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Video Services Corporation and subsidiaries as of June 30, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.










                                                               ERNST & YOUNG LLP

White Plains, New York
September 15, 1998

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      As of June 30, 1997 and June 30, 1998
                             (dollars in thousands)




                                                                        June 30,           June 30,
ASSETS                                                                    1997               1998
------
                                                                     ---------------     --------------
Current assets:
         Cash and cash equivalents                                            $ 390            $ 1,492
         Accounts receivable, net                                             6,173             14,169
         Inventories                                                            688              1,083
         Costs and estimated earnings in excess of billings on
            uncompleted contracts                                               363                187
         Deferred income taxes                                                  674              1,535
         Prepaid expenses and other current assets                              574                907
                                                                     ---------------     --------------
                  Total current assets                                        8,862             19,373

Fixed assets, net                                                             5,852             36,590
Excess of cost over fair value of net assets acquired, net                      449             22,289
Receivable from affiliates                                                    1,192                 42
Receivable from officers                                                        211                  -
Deferred income taxes                                                           622              1,667
Net assets to be disposed                                                       634                  -
Other assets                                                                  2,979              1,899
                                                                     ---------------     --------------
                  Total assets                                             $ 20,801           $ 81,860
                                                                     ===============     ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable and accrued expenses                              $ 7,812            $ 8,443
         Billings in excess of costs and estimated
           earnings on uncompleted contracts                                    462              3,290
         Current portion of long-term debt                                      149              5,338
         Income taxes payable                                                     -                708
         Other current liabilities                                            1,789              3,881
                                                                     ---------------     --------------
                  Total current liabilities                                  10,212             21,660

Long-term debt                                                                5,330             30,968
Subordinated debt                                                                 -              5,442
Deferred income taxes                                                           2,017                -
Other liabilities                                                               509              3,065
                                                                     ---------------     --------------
                  Total liabilities                                          18,068             61,135
                                                                     ---------------     --------------

Commitments and contingencies

Stockholders' equity:
         Preferred stock:   $.01 par value - 3,000,000 shares
                authorized;  no shares outstanding at June 30, 1997
                and June 30, 1998                                                 -                  -
         Common stock: no and $.01 par value, 7,500,000 and 25,000,000 shares authorized, and 2,678,162 and 13,264,307 shares issued and outstanding at June 30, 1997 and June 30, 1998,
                respectively                                                    103                132
         Additional paid-in-capital                                             419             21,196
         Retained earnings (deficit)                                          2,211               (603)
                                                                     ---------------     --------------
                  Total stockholders' equity                                  2,733             20,725
                                                                     ---------------     --------------
                  Total liabilities and stockholders' equity               $ 20,801           $ 81,860
                                                                     ===============     ==============


                                        See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years  Ended June 30,  1996,  1997 and 1998
                (dollars in thousands, except per share amounts)


                                                                     1996             1997             1998
                                                                 -------------    -------------    -------------

Revenues:
     Sales                                                           $ 18,258         $ 15,130         $ 16,642
     Services                                                           9,241            9,979           54,364
     Rentals                                                            2,241            2,501            1,989
                                                                 -------------    -------------    -------------
                                                                       29,740           27,610           72,995

Costs:
     Costs of sales                                                    14,512           11,641           12,537
     Costs of services                                                  4,643            4,822           28,062
     Costs of rentals                                                     536              809              576
                                                                 -------------    -------------    -------------
                                                                       19,691           17,272           41,175

Depreciation                                                            1,608            1,807            7,109
                                                                 -------------    -------------    -------------

Gross profit                                                            8,441            8,531           24,711

Selling, general and administrative expenses                            6,009            6,764           17,170

Amortization                                                               45               17              849
                                                                 -------------    -------------    -------------

Operating income from continuing operations                             2,387            1,750            6,692

Other (expense) income:

          Interest expense                                               (485)            (517)          (3,619)

          Interest income and other                                        97              592              217
                                                                 -------------    -------------    -------------

Income before income taxes and discontinued operations                  1,999            1,825            3,290

Income tax expense                                                        787              187            1,591
                                                                 -------------    -------------    -------------

Income from continuing operations                                       1,212            1,638            1,699

Discontinued operations:
          Loss from operations of Diversified Products and
            Consulting Services segments (less applicable income
            tax benefit of $248, $380 and $73)                           (388)            (776)            (140)

          Estimated loss on disposal of Diversified Products and
            Consulting Services segments (less applicable income
            tax benefit of $--, $447 and $1,147)                            -             (912)          (1,720)
                                                                 -------------    -------------    -------------

Net (loss) income                                                       $ 824            $ (50)          $ (161)
                                                                 =============    =============    =============

Earnings per share:
   Basic:
       Income from continuing operations                               $ 0.17           $ 0.23           $ 0.14
       Loss from discontinued operations                                (0.05)           (0.24)           (0.15)
                                                                 -------------    -------------    -------------
       Net (loss) income                                               $ 0.12          $ (0.01)         $ (0.01)
                                                                 =============    =============    =============

   Diluted:
       Income from continuing operations                               $ 0.17           $ 0.23           $ 0.14
       Loss from discontinued operations                                (0.05)           (0.24)           (0.15)
                                                                 =============    =============    =============
       Net (loss) income                                               $ 0.12          $ (0.01)         $ (0.01)
                                                                 =============    =============    =============

Non cash dividend per share                                            $ -             $ -              $ 0.22
                                                                 =============    =============    =============

Weighted average number of shares outstanding for basic and
 diluted earnings per share                                         6,961,183        7,011,349       12,276,278
                                                                 =============    =============    =============

                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the Years Ended June 30, 1996, 1997 and 1998
                             (dollars in thousands)



                                                     Common       Common
                                                     Stock        Stock       Paid-In      Retained
                                                     Shares       Amount      Capital      Earnings       Total
                                                  ------------------------------------------------------------------

Balance at June 30, 1995                             2,640,162         $ 84        $ 291      $ 1,437       $ 1,812

Issuance of common stock                                38,000           19            -            -            19

Net income                                                   -            -            -          824           824

                                                  ------------------------------------------------------------------
Balance at June 30, 1996                             2,678,162          103          291        2,261         2,655

Issuance of consultant compensatory stock options            -            -          128            -           128

Net loss                                                     -            -            -          (50)          (50)

                                                  ------------------------------------------------------------------
Balance at June 30, 1997                             2,678,162          103          419        2,211         2,733

Merger with IPL                                     10,560,145           29       21,766            -        21,795

Contribution of real estate affiliates                       -            -       (1,263)           -        (1,263)

Issuance of stock options                                    -            -          199            -           199

Non cash dividend to shareholders                            -            -            -       (2,653)       (2,653)

Stock related compensation                              26,000            -           75            -            75

Net loss                                                     -            -            -         (161)         (161)

                                                  ------------------------------------------------------------------
Balance at June 30, 1998                            13,264,307        $ 132     $ 21,196       $ (603)     $ 20,725
                                                  ==================================================================























                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended June 30, 1996, 1997 and 1998
                             (dollars in thousands)





                                                                  1996               1997              1998
                                                              --------------     --------------    --------------

Operating Activities
Net (loss) income                                                     $ 824              $ (50)           $ (161)
Adjustments to reconcile net income to net cash provided
  by continuing operations:
     Depreciation                                                     1,868              2,015             7,109
     Amortization                                                        46                 18               849
     Issuance of consultant compensatory stock options                    -                128                 -
     Loss on disposal of discontinued operations                          -                823               481
     Loss (gain) on sale of equipment                                  (351)                27              (164)
     Deferred income taxes                                              411               (103)              537
     Provision for bad debts                                            133                 76               166
     (Increase) decrease in operating assets:
       Accounts receivable                                           (1,488)            (1,057)            1,156
       Inventories                                                     (369)              (404)              107
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                         (252)                53               176
       Prepaid expenses and other assets                               (399)            (1,663)              (42)
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                          2,277              2,674            (7,581)
       Billings in excess of costs and estimated earnings on
           uncompleted contracts                                          5               (459)            2,828
       Other liabilities                                               (754)            (1,007)               75
                                                              --------------     --------------     -------------
Net cash provided by continuing operations                            1,951              1,071             5,536

Investing Activities
Additions to fixed assets                                            (2,970)            (3,053)           (6,448)
Proceeds from sale of fixed assets                                      380                 99               168
(Increase) decrease in receivable from affiliates                      (581)               562              (389)
                                                              --------------     --------------    --------------
Net cash used in investing actvities                                 (3,171)            (2,392)           (6,669)

Financing Activities
Proceeds from issuance of stock                                          19                  -                 -
Proceeds from subordinated debt                                           -                  -               158
Proceeds from long-term borrowing                                     1,663              4,159            54,561
Repayments of borrowings                                             (1,237)            (2,968)          (52,484)
                                                              --------------     --------------    --------------
Net cash provided by financing activites                                445              1,191             2,235

Net increase (decrease) in cash                                        (775)              (130)            1,102
Cash and cash equivalents, beginning of year                          1,295                520               390
                                                              --------------     --------------    --------------
Cash and cash equivalents, end of year                                $ 520              $ 390           $ 1,492
                                                              ==============     ==============    ==============












                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          As of June 30,  1997 and 1998 and for the years  ended
              June 30, 1996, 1997 and 1998
                (dollars in thousands, except for share amounts)



Note 1 - Basis of and Presentation

     Video Services Corporation and its subsidiaries (collectively, the "Company"), is a leading provider of value-added video services to a diverse base of customers within the television network, cable and syndicated programming markets. These services are divided into three segments: (i) Satellite and Distribution Services, (ii) Systems and Products and (iii) Production Services. The Satellite and Distribution Services segment integrates and distributes broadcast quality video content via a satellite and fiber optic transmission network routed through its digital/analog switching center and is an international provider of technical and distribution services to distributors of television programming. The Systems and Products segment designs, engineers and produces advanced video facilities for the broadcast and cable television, post-production and corporate markets. This segment also develops, manufactures and markets advanced color correcting and manipulation systems for the film, post-production and multimedia industries and rents professional video equipment to the sports, entertainment and other segments of the broadcast and cable television and corporate markets. The Production Services segment is an international provider of technical and creative services to owners, producers of television programming, television advertising and other programming content.

     On August 27, 1997, Video Services Corporation ("Old Video") merged with and into International Post Limited ("IPL") with IPL as the surviving corporation (the "Merger"). At the effective time of the Merger, IPL changed its name to Video Services Corporation. The "Company" refers to the surviving corporation  after  the  Merger.  The  Merger  was  accounted  for as a  reverse acquisition whereby pre-Merger financial statements of Old Video became the historical financial statements of the Company. As such, the net assets of IPL have been recorded at fair value and Old Video's pre-Merger stockholders' equity has been retroactively restated for the equivalent number of shares of common stock of the Company, with differences between the par value of the IPL common stock and the Old Video common stock recorded as an adjustment to paid in capital. An aggregate of 7,011,349 shares of Company common stock were issued to the stockholders of Old Video in the Merger (plus an additional 212,096 shares of common stock which were issued to replace an equal number of shares of IPL common stock owned by Old Video which were canceled upon the Merger). Such newly issued shares in the aggregate represented approximately 54.6% of the outstanding shares of common stock immediately after the Merger.

     As part of the Merger, the Company made a strategic evaluation of facilities and personnel requirements and determined that certain IPL facilities would be closed with the equipment being consolidated into other facilities and determined that certain IPL personnel would be redundant. Accordingly, the Company recorded a reserve for severance costs of $1,426 and lease related costs of $993 as of August 27, 1997. The Company has made payments of $614 against this reserve in fiscal 1998. At June 30, 1998 it was estimated that approximately $1,101 of such expenditures would be made in fiscal 1999, $380 in fiscal 2000, $196 in fiscal 2001 and $128 in fiscal 2002. The Company anticipates that funding for these amounts will be provided by operations.

     At the time of the Merger, IPL had combined assets of $43,677, net accounts receivable ($9,966), prepaid and other current assets ($1,348), net fixed assets ($29,259), net deferred tax assets ($2,324), and other long-term assets ($780). The combined liabilities consisted of accounts payable and accrued payables ($6,707), long-term debt ($30,464), income taxes payable ($298), and other liabilities ($1,463). Consideration in applying purchase accounting to the Merger is based upon the IPL shares of common stock outstanding immediately prior to the Merger of 6,226,958 at a per share value of $3.50.

     The Company recorded goodwill of $22,483 in connection with the Merger, which is being amortized over 25 years.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     In connection with, and as a condition to the Merger, immediately prior to the Merger, the Diversified Products segment and certain assets of Old Video, including cash surrender value of officers life insurance, was spun-off to the stockholders of Old Video in a non-cash dividend of approximately $2,653. Immediately prior to the Merger, the principal stockholders of Old Video contributed (the "Contribution") the stock of two S corporations holding all of the general and limited partnership interests in MAL Partners and L.I.M.A. Partners, which partnerships owned real estate and equipment which was leased solely to Old Video and IPL. The Contribution, which represents a transfer between entities under common control, has been recorded at the lower of historical amortized cost or fair value.

     The S corporations, through their ownership of MAL Partners and L.I.M.A. Partners, at the time of the Contribution had combined assets of $3,801, net accounts receivable ($9), prepaid expenses and other current assets ($74), buildings, satellite equipment and land ($3,198), and other long-term assets ($520). The combined liabilities consisted of accounts payable and accrued expenses ($62), mortgage obligations ($3,588), deferred taxes ($19), payable to the Company ($1,314), payable to affiliates ($52) and other current liabilities ($29).

     The following presents the combined pro forma results of operations for the years ended June 30, 1997 and 1998, as if the Merger and Contribution had occurred as of July 1, 1996 and July 1, 1997, respectively. The unaudited combined pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had IPL and Old Video actually combined during the periods presented or of future results of operations of the combined operations.


                                (dollars in thousands, except per share amounts)


                                                                   1997               1998
                                                              ---------------    ---------------
       Revenues                                                      $78,430            $80,386
       Income from continuing operations                               1,955              1,743
       Income from continuing operations per share                      0.15               0.13
       Net loss                                                         (182)              (176)
       Net loss per share                                            $ (0.01)             (0.01)

     Pro forma income from continuing operations and net loss per share are based on the weighted average number of shares outstanding after the Merger of 13,238,307. Included in the net loss for the year ended June 30, 1997 is approximately $1,688 of loss from discontinued operations relating to certain subsidiaries (Diversified Products segment) of Old Video which were discontinued in connection with the Merger and approximately $449 of loss from the discontinued operations relating to the Consulting Services segment which was previously owned by IPL. Also included in the year ended June 30, 1997 is approximately $500 of other income pertaining to partial consideration for the sale of a radio station in fiscal 1991. Included in the net loss for the year ended June 30, 1998 is approximately $1,919 of loss from the discontinued operations relating to the Consulting Services segment (see Note 17).

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

      The  consolidated  financial  statements  include  the  accounts  of Video
Services  Corporation  and  its  subsidiaries.   All  significant  inter-company
balances and transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Reclassification

     Certain prior year amounts have been reclassified to conform with the current year presentation.


Revenue Recognition

     Revenue from services (except editorial) is recorded at completion of services for the customer. Revenue for editorial services is recorded as services are provided to customers on a percentage of completion method. Revenue from the sales of equipment is recorded at the time of shipment of equipment. Revenue from long-term contracts is recognized under the percentage-of-completion method, under which method the Company recognizes revenues based on the ratio that incurred costs bear to estimated total completion costs. Provision is made currently for estimated losses, if any, on uncompleted contracts.

Inventories

      Inventories consist of system components and equipment which is valued at the lower of specific cost or market and tape stock which is valued at the lower of cost or market on a FIFO basis.

Fixed Assets

     Property and equipment are carried at cost and depreciated predominantly by the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Estimated useful lives by class of assets are as follows:

                  Machinery and equipment.....................3-10 years
                  Equipment held for rental...................3-10 years
                  Furniture and fixtures......................3-10 years
                  Leasehold improvements......................3-14 years
                  Transportation equipment....................3-7 years

    Repairs and maintenance are charged to expense as incurred. Expenditures that result in the enhancement of the value of the facilities involved are treated as additions to property and equipment. Cost of property and equipment disposed of and accumulated depreciation thereon are removed from the related accounts, and gain or loss, if any, is recognized.

Goodwill

      The excess of cost over net assets acquired is amortized on a straight-line basis principally over 25 years. Amortization expense for the years ended June 30, 1996, 1997 and 1998 was $14, $14 and $742, respectively. Accumulated amortization at June 30, 1997 and 1998 was $105 and $847, respectively. The Company periodically evaluates the carrying value of intangible assets by relating the estimated cash flows of the underlying businesses. An impairment loss may be recognized if the expected cash flow is less than book value.

Advertising

     The Company expenses advertising costs as incurred. Advertising expense was $143, $128, and $310 for the years ended June 30, 1996, 1997 and 1998, respectively.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Asset Impairment

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

Long-Lived Assets

      Long-lived assets, including intangibles, are reviewed for impairment whenever events or circumstances indicate that the assets undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated based upon the present value of expected future cash flows.

Cash and Cash Equivalents

      The Company considers cash and cash equivalents to include all highly liquid investments with a maturity of three months or less at the date of purchase.

     Cash equivalents at June 30, 1997 and 1998 of $34 and $35, respectively are used to collateralize a standby letter of credit, related to an operating lease.

Financial Instruments

      The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to the short maturity of these items. The carrying amount of the amounts due under the line of credit approximate fair value because the interest rates vary with market interest rates. The carrying amount of long-term debt which have no quoted market price, is estimated by discounting projected future cash flows using the Company's incremental borrowing rate.

     The Company entered into an interest-rate swap agreement to modify the interest characteristics of its outstanding debt (see Note 10). The interest-rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. This agreement involves the exchange of amounts based on a variable interest rate for amounts based on fixed interest rate over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to or receivable from the counterparty is included in other liabilities or assets. The fair value of the swap agreement and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. The fair value is the amount at which the swap agreement could be settled based on quotes provided by counterparty.

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

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     The following table presents the carrying amounts and estimated fair values of material financial instruments used by the Company in the normal cause of its business.

                                                                     1998
                                                        Carrying               Fair
                                                         Amount                Value
                                                     -----------------    -----------------
       Long-term debt                                       $ 36,306             $  36,338
       Off - balance sheet financial instruments:
          Unrealized loss on swap agreement                 $    ---                 (638)

     For June 30, 1997, the carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to the short maturity of these items. The carrying amount of the amounts due under the line of credit approximate fair value because the interest rates vary with market interest rates. The carrying amount of long-term debt approximates fair value based on prevailing interest rates.

Customer Concentrations

      Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade accounts receivable. The Company conducts most of its operations in the television network, cable and advertising industries. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. Management believes it has reasonably estimated losses from uncollectible receivables. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers included in the Company's customer base. The Company had sales to two individual Systems and Products segment customers in 1996 and to one Systems and Products segment customer in 1997 in excess of 10% of consolidated 1996 and 1997 revenues, respectively. Sales to such customers aggregated 30% and 15% of 1996 and 1997 revenues, respectively.

Income Taxes

     The Company accounts for income taxes pursuant to the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes."

     The Company uses different methods of accounting for financial reporting and tax purposes, principally through the utilization of accelerated depreciation methods for income tax purposes, certain valuation allowances and net operating loss carryforwards; accordingly, deferred taxes are provided on the basis of such differences.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Supplemental Statement of Cash Flow Information

                                                                       (In Thousands)
                                                         -------------------------------------------

                                                         ------------    -----------     -----------
                                                            1996            1997            1998
                                                         ------------    -----------     -----------

Amounts paid for:

     Interest                                               $    522       $    517      $    3,325
                                                         ------------    -----------     -----------
     Income taxes                                           $    500        $ 1,300      $      420
                                                         ------------    -----------     -----------

Non-cash transactions:
Investing-
     Contribution of real estate affiliates
     Asset acquired                                                                      $    3,801
                                                                                         -----------
     Liabilities assumed                                                                 $    5,064
                                                                                         -----------

     Merger with and into International Post Limited
     Asset acquired                                                                      $   43,677
                                                                                         -----------
     Liabilities assumed                                                                 $   38,932
                                                                                         -----------
Financing-
    Non cash dividend to shareholders                                                    $    2,653
                                                                                         -----------



New Accounting Standards

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is required to be adopted for fiscal years beginning after December 15, 1997. Statement No. 131 will require the Company to disclose revenues, earnings and other financial information pertaining to the business segments by which the Company is managed, as well as what factors management used to determine these segments. The Company is currently evaluating the effects Statement No. 131 will have on its financial statements and related disclosures. This statement will become effective for the fiscal year ending, June 30, 1999.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter. The Company expects to adopt the new Statement effective July 1, 1999. The Statement will require the company to recognize all derivatives, which currently consist of an interest rate swap on the balance sheet at fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     The Company has not yet determined what the effect of Statement 133 will be on their results of operations and financial position of the Company.

Note 3 - Accounts Receivable


                                                                        June 30,               June 30,
                                                                          1997                   1998
                                                                   -------------------    -------------------

Accounts receivable, trade                                          $           4,720     $           12,579
Contracts receivable billed:
     Uncompleted contracts                                                      1,738                  2,031
     Completed contracts                                                           17                    738
                                                                   -------------------    -------------------
                                                                                6,475                 15,348
Less:  Allowance for doubtful accounts
           and volume discounts                                                   302                  1,179
                                                                   -------------------    -------------------
                                                                   $            6,173     $           14,169
                                                                   ===================    ===================

Note 4 - Inventories

Inventories are summarized as follows:

                                                                        June 30,               June 30,
                                                                          1997                   1998
                                                                   -------------------    -------------------

System components and equipment, net of
  obsolescence allowance of $592 and $671                          $              688     $              569
Tape stock                                                                        ---                    514
                                                                   -------------------    -------------------
                                                                   $              688     $            1,083
                                                                   ===================    ===================

Note 5 - Costs and Estimated Earnings on Uncompleted Contracts

                                                                        June 30,               June 30,
                                                                          1997                   1998
                                                                   -------------------    -------------------

Costs incurred on uncompleted contracts to date                    $            8,758      $           8,702
Estimated earnings to date                                                      1,167                  2,380
                                                                   -------------------    -------------------
                                                                                9,925                 11,082
Less:  billings to date                                                        10,024                 14,185
                                                                   -------------------    -------------------
Billings in excess of costs and estimated
  earnings on uncompleted contracts                                $              (99)    $           (3,103)
                                                                   ===================    ===================

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Included in accompanying balance sheets under the following captions:

                                                                        June 30,               June 30,
                                                                          1997                   1998
                                                                   -------------------    -------------------

Costs and estimated earnings in excess of
  billings on uncompleted contracts                                $             363      $              187
Billings in excess of costs and estimated
  earnings on uncompleted contracts                                             (462)                 (3,290)
                                                                   -------------------    --------------------
                                                                   $             (99)     $           (3,103)
                                                                   ===================    ===================

Note 6 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:


                                                                        June 30,               June 30,
                                                                          1997                   1998
                                                                   -------------------    -------------------

Prepaid expenses                                                    $             113     $              612
Prepaid federal and state income taxes                                            442                    ---
Other                                                                              19                    295
                                                                   -------------------    -------------------
                                                                   $              574     $              907
                                                                   ===================    ===================

Note 7 - Fixed Assets

Fixed assets, at cost, summarized by major categories consist of the following:

                                                                        June 30,               June 30,
                                                                          1997                   1998
                                                                   -------------------    -------------------

Machinery and equipment                                            $           17,539     $           38,868
Leasehold improvements                                                          2,461                 11,195
Furniture and fixtures                                                            597                  2,028
Transportation equipment                                                          195                    281
Building                                                                          ---                  2,199
Land                                                                            1,000                  1,967
Equipment under capital lease                                                     170                  1,440
                                                                   -------------------    -------------------
                                                                               21,962                 57,978
Less:  accumulated depreciation, including
           accumulated amortization for
           equipment under capital lease                                       16,110                 21,388
                                                                   -------------------    -------------------
                                                                   $            5,852     $           36,590
                                                                   ===================    ===================


                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 8 - Other Assets

Other assets, net of amortization, consist of the following:

                                                                        June 30,               June 30,
                                                                          1997                   1998
                                                                   -------------------    -------------------

Cash value of officers' life insurance (net of
  borrowings of $132 and $17)                                      $            1,336      $               5
Transaction costs                                                               1,358                    ---
Other                                                                             285                  1,894
                                                                   -------------------    -------------------
                                                                   $            2,979      $           1,899
                                                                   ===================    ===================

Note 9 - Other Current Liabilities

Other current liabilities consist of the following:



                                                                        June 30,               June 30,
                                                                          1997                   1998
                                                                   -------------------    -------------------

Wages payable                                                      $              553                  1,874
Customer deposits                                                                 728                    376
Sales and payroll taxes payable                                                   221                    488
Reserves for loss on disposal - Diversified Products segment                      151                    ---
Reserves for loss on disposal - Consulting Services segment                       ---                    645
Other                                                                             136                    498
                                                                   -------------------    -------------------
                                                                   $            1,789     $            3,881
                                                                   ===================    ===================

Note 10 - Long-Term Debt

                                                                        June 30,               June 30,
                                                                          1997                   1998
                                                                   -------------------    -------------------

Senior secured term loan                                           $             --       $           30,000
Senior secured revolving credit loan                                            1,861                  2,600
Notes payable to credit institutions bearing
  interest at 10.0% - 13.0%, collateralized by fixed assets
  with a net book value of $4,566                                               2,665                    ---
Notes payable to equipment manufacturer bearing
  interest at 8.65% - 12.25%, collateralized by fixed assets
  with a book value of $286                                                       374                    ---
Mortgages payable to credit institution bearing interest at
  8.95% - prime (8.50% at June 30, 1997 and 1998) plus 1%,
  collateralized by fixed assets with net book value at $1000
  book value at $1,000 and $2,446                                                 517                  2,426
Capitalized lease obligations                                                      72                  1,280
                                                                   -------------------    -------------------
                                                                                5,479                 36,306
Less:  current maturities                                                         149                  5,338
                                                                   -------------------    -------------------
                                                                   $            5,330     $           30,968
                                                                   ===================    ===================

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     In connection with the Merger, the Company refinanced all IPL's and Old Video's long-term indebtedness (excluding capital lease obligations, Old Video's mortgage payable, IPL's subordinated debt and IPL's note payable to Cognitive Communications, Inc.) including lines of credit, with a $33,000 term loan and a $17,000 revolving line of credit. The Company's current debt obligations at June 30, 1997 were approximately $3,900 after giving effect to the Merger, refinancing and Contribution (see Note 1), which was less than IPL's pre-refinancing current portion of long- term debt of approximately $4,200. Consequently, all of the Old Video's debt at June 30, 1997, excluding current capital lease obligations and mortgage payable, have been classified as long-term. Old Video had a short-term line of credit of $2,100 at June 30, 1997, under which $1,861 was outstanding.

     Senior Secured Long-Term Debt - The Company established a $33,000 senior secured term loan (the "Term Loan") and the Revolving Loan (as defined herein), with a five-year facility provided by KeyBank, as the agent bank (the "Facility") which are secured by all assets of the Company and its existing and future directly and indirectly owned subsidiaries. The Revolving Loan bears interest at the lenders' prime rate minus 1.0% or LIBOR (London Interbank Offered Rate) plus a number of basis points based upon the Company's leverage ratio (funded debt divided by EBITDA), which is initially LIBOR plus 1.75%. The Term Loan bears interest at LIBOR plus a number of basis points based upon the Company's leverage ration, which is initially LIBOR plus 1.75%. The Facility contains various covenants that require the Company to maintain certain financial ratios, limit capital expenditures, prohibit dividends and similar payments and restrict the company's ability to incur other indebtedness. The Facility is guaranteed by all of the Company's subsidiaries.

     The Company made capital expenditures totaling $8,486 on a pro forma basis, which was a breach of the loan agreement as the Company was limited to $8,000 of capital expenditures on a pro forma basis for fiscal year ended June 30, 1998. The bank has waived that requirement of the Facility for fiscal year ended June 30, 1998.

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

     Revolving Credit Facility - The Company established a $17,000 senior secured revolving credit facility (the "Revolving Loan") with KeyBank. The Company had outstanding direct borrowings of $2,600 under the Revolving Loan at June 30, 1998. The Company also has outstanding under the Revolving Loan letters of credit of approximately $1,016 at June 30, 1998. The Company's Revolving Loan weighted average interest rate was 7.5% for the period ended June 30, 1998 and 7.5% at June 30, 1998.

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

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     Required payments of principal on senior and subordinated debt including accreted interest of approximately $908, exclusive of capitalized leases, outstanding at June 30, 1998, are summarized as follows:

                    Fiscal Year                                              Amount
                                                                         ---------------
                    1999                                                 $        4,971
                    2000                                                          6,725
                    2001                                                          9,350
                    2002                                                         11,848
                    2003                                                          8,482
                                                                         ---------------
                                                                         $       41,376
                                                                         ===============

     The Company leases certain equipment from unaffiliated entities. Further minimum lease payments under capital leases as of June 30, 1998 are:

                    Fiscal Year                                              Amount
                                                                         ---------------
                    1999                                                 $          467
                    2000                                                            386
                    2001                                                            369
                    2002                                                            246
                                                                         ---------------
                    Total minimum lease payments                                  1,468
                    Less:  Amount representing interest                             188
                                                                         ---------------
                    Present value of minimum lease payments              $        1,280
                                                                         ===============

     Leased property under capital leases are classified in fixed assets as follows:

                                                                        June 30,         June 30, 1998
                                                                          1997
                                                                     ---------------     --------------

                    Equipment under capital leases                   $          170              1,440
                    Less:  Accumulated amortization                             118                281
                                                                     ===============     ==============
                                                                     $           52              1,159
                                                                     ===============     ==============

Note 11 - Related Parties

     The Company leases a building from an entity owned by certain principal stockholders of the Company, under a lease accounted for as an operating lease, approximately 30,000 sq. ft. located in Northvale, New Jersey, which facility serves as its engineering and fabrication facility. Such rental expenses of the Company for the years ended June 30, 1996, 1997 and 1998 amounted to $250, $241 and $270, respectively.

     The Company has its corporate headquarters as well as its Satellite and Distribution facilities in Northvale, New Jersey that was leased from two partnerships, whose partners then owned a majority interest in Old Video, under a lease accounted for as an operating lease. In August 1997, immediately prior to the Merger, the principal stockholders of Old Video contributed the stock of two S Corporations holding all of the general and limited partnership interest in the two partnerships (see Note 1). Such rental expense of the Company for the years ended June 30, 1996, 1997 and 1998 amounted to $927, $826, and $130, respectively. At June 30, 1997, Old Video had accounts receivable of $1,233 from the two partnerships referred to above, to whom Old Video has made working capital loans. At June 30, 1997 and 1998 the Company also had accounts receivable of $0 and $148 and (accounts payable) of ($41) and ($106), respectively from (to) other affiliated entities.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     In August 1996, the Company acquired undeveloped real estate from a partnership, whose partners then owned a majority interest in Old Video, for $1,000 and entered into a six year mortgage with a financial institution for $600. The transaction, which represented a transfer between entities under common control, was recorded at the lower of historical cost or fair value.

     At June 30, 1997, Old Video had amounts receivable from officers of $211.

     At June 30, 1998, future minimum rental payments under non-cancelable leases with affiliated entities are as follows: (see Note 19).


                                           Fiscal Year                         Amount
                            --------------------------------------     ------------------
                                 1999                                  $             270
                                 2000                                                270
                                 2001                                                270
                                                                       ------------------
                                                                       $             810
                                                                       ==================

Note 12 - Business Segment Information

     The Company's continuing operations are divided into three segments: (i) Satellite and Distribution Services, (ii) Systems and Products and (iii) Production Services. The Satellite and Distribution Services segment integrates and distributes broadcast quality video content via a satellite and fiber optic transmission network routed through its digital/analog switching center and is an international provider of technical and distribution services to distributors of television programming. The Systems and Products segment designs, engineers and produces advanced video facilities for the broadcast and cable television, post-production and corporate markets. This segment also develops manufactures and markets advanced color correcting and manipulation systems for the film, post-production and multimedia industries and rents professional video equipment to the sports, entertainment and other segments of the broadcast and cable television  and  corporate  markets.  The  Production  services  segment  is  an international provider of technical and creative services to owners and producers of television programming, television advertising and other programming content. The Diversified Products segment is shown as discontinued operations for 1996 and 1997 and the Consulting Services segment is shown as discontinued operations for 1998 (see Note 17).

     The Company operates primarily in the United States; foreign operations are not significant. Intersegment sales are accounted for at cost.

     The Company does not allocate income and expenses that are of a general corporate nature to industry segments in computing operating income. These include general corporate expenses, interest income and expense, and certain other income and expenses not directly attributable to a specific segment. Identifiable assets by segment include assets directly identifiable with those operations. Other assets primarily consist of corporate cash and cash equivalents and fixed assets associated with nonsegment activities.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     Summarized financial information by business segment for 1996, 1997 and 1998 is as follows:


                                                                       1996                1997                 1998
                                                                 -----------------    ----------------     ----------------
Net revenues from unaffiliated customers:
Systems and Products                                             $          20,499    $         17,631     $         18,631
Satellite and Distribution Services                                          9,241               9,979               21,384
Production Services                                                            ---                 ---               32,980
                                                                 -----------------    ----------------     ----------------
Net revenues                                                     $          29,740    $         27,610     $         72,995
                                                                 =================    ================     ================

Intersegment revenues:
Systems and Products                                             $             795    $            290     $          1,386
Satellite and Distribution Services                                            792                 705                1,160
Production Services                                                            ---                 ---                1,010
                                                                 -----------------    ----------------     ----------------
Total intersegment revenues                                      $            1587    $            995     $          3,556
                                                                 =================    ================     ================

Operating income:
Systems and Products                                             $          2,881     $         2,341       $         2,490
Satellite and Distribution Services                                         1,794               2,239                 5,830
Production Services                                                           ---                 ---                 3,542
Corporate                                                                  (2,288)             (2,830)               (5,170)
                                                                 -----------------    ----------------     ----------------
Operating income from continuing operations                                 2,387                1,750                6,692

Interest expense, net                                                       (485)                 (517)              (3,619)
Other income                                                                   97                  592                  217
                                                                 -----------------    ----------------     ----------------
Income before income taxes and discontinued operations           $          1,999     $          1,825     $          3,290
                                                                 =================    ================     ================

Identifiable assets at June 30:
Systems and Products                                             $          6,025     $         6,650      $          5,971
Satellite and Distribution Services                                         5,255               5,447                16,460
Production Services                                                           ---                 ---                29,787
Discontinued operations                                                     1,542                 634                   ---
Corporate                                                                   4,850               8,070                29,642
                                                                 ----------------     ----------------     ----------------
Total assets                                                     $         17,672     $        20,801      $         81,860
                                                                 =================    ================     ================

Additions to fixed assets:
Systems and Products                                             $          1,231     $           461      $            653
Satellite and Distribution Services                                         1,117                 953                 4,591
Production Services                                                           ---                 ---                   634
Discontinued operations                                                       557                 418                   119
Corporate                                                                      65               1,221                   451
                                                                 -----------------    ----------------     ----------------
Net capital expenditures                                         $          2,970     $         3,053      $          6,448
                                                                 =================    ================     ================

Depreciation:
Systems and Products                                             $            632     $           740      $           638
Satellite and Distribution Services                                           900                 981                2,054
Production Services                                                           ---                 ---                4,010
Corporate                                                                      76                  86                  407
                                                                 -----------------    ----------------     ----------------
Total depreciation from continuing operations                    $          1,608     $          1,807     $         7,109
                                                                 =================    ================     ================


                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 13 - Earnings Per Share


     The following table sets forth the computation of basic and diluted earnings per share:

                                                               Year Ending           Year Ending            Year Ending
                                                                June 30,              June 30,               June 30,
                                                                  1996                  1997                   1998
                                                            ------------------ -- ------------------     ------------------

Numerator:
  Income from continuing operations                         $            1,212    $            1,638     $            1,699
                                                            ------------------    ------------------     ------------------

  Numerator for basic earnings per share-
    Income available to common stockholders                              1,212                 1,638                  1,699
  Effect of dilutive securities:
     4% convertible subordinated notes and stock
     options                                                              ---                   ---                     ---
                                                            ------------------    ------------------      ------------------
  Numerator for dilutive earnings per share-
    income from continuing operations available to
    common stockholders after assumed conversions           $            1,212    $           1,638      $            1,699
                                                            ==================    ==================     ==================
Denominator:
  Denominator for basic earnings per share-
    weighted-average shares                                         6,961,183             7,011,349             12,276,278
  Effect of dilutive securities:
    4% convertible subordinated notes and stock
    options                                                               ---                   ---                     ---
                                                            ------------------    ------------------     ------------------
  Denominator for dilutive earnings per share-
   adjusted weighted-average shares and assumed
    conversions                                                     6,961,183              7,011,349             12,276,278
                                                            ==================    ==================      =================
Basic earnings per share from continuing operations         $            0.17     $             0.23      $            0.14
                                                            ==================    ==================      =================
Diluted earnings per share from continuing operations       $            0.17     $             0.23      $            0.14
                                                            ==================    ==================     ==================


     Net income per share has been computed using the weighted average number of shares outstanding during each period. Pre-Merger weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares of common stock of the Company.

     The effect of 4% convertible subordinated notes and stock options have been excluded from the diluted earnings per share calculation, because they are anti-dilutive.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 14 - Income Taxes

     The reconciliation between the statutory tax rate and those reflected in the Company's income tax provision is as follows:

                                                                    1996               1997               1998
                                                                --------------     --------------    ---------------

Statutory tax rate                                                         34%                34%                34%
Change in valuation allowance                                            (3.2)               (34)              (5.2)
Non-deductible intangible amortization                                    ---                ---                8.8
State & local taxes, net of federal benefit                               7.4                7.0                9.6
Non-deductible meals and entertainment                                    ---                1.0                0.9
Stock options granted by shareholders                                     ---                1.6                ---
Other                                                                     1.2                0.6                0.3
                                                                --------------     --------------    ---------------
                                                                         39.4%              10.2%              48.4%
                                                                ==============     ==============    ===============

     The provision for income taxes for the Company is as follows:

                                                                     1996               1997              1998
                                                                ---------------    ---------------   ---------------

Current
     Federal                                                    $           21     $          556    $          ---
     State and local                                                       104                202               439
Deferred
     Federal                                                               633                 55             1,372
     State and local                                                       124                 (4)               38
     Adjustment to valuation allowance                                     (95)              (622)             (258)
                                                                ---------------    ---------------   ---------------
                                                                $          787                187              1,591
                                                                ===============    ===============   ===============


                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     The   components  of  net  deferred  tax  assets   arising  from  temporary
differences as of June 30, 1997 and 1998 were as follows:

                                                                           June 30,                  June 30,
                                                                             1997                      1998
                                                                     ---------------------      --------------------

Receivable allowance                                                    $             309          $            492
Inventory reserves                                                                    262                       318
Compensation payable                                                                  ---                       479
Other                                                                                 103                       246
                                                                     ---------------------      --------------------
                                                                                      674                     1,535
Federal and state net operating loss
  carryforwards                                                                     1,808                     2,310
Valuation allowance                                                                (1,186)                     (679)
Purchase accounting reserves                                                          ---                       720
Straight lined rent                                                                   ---                       475
Other                                                                                 ---                       267
Accelerated depreciation                                                            (830)                       ---
                                                                     ---------------------      --------------------
Deferred tax asset                                                   $               466        $             4,628
                                                                     =====================      ====================

     Included in deferred income taxes are accrued income tax liabilities of $1,187 and $1,426 as of June 30, 1997 and 1998, respectively.

     The Federal net operating loss valuation allowance decreased by approximately $622 in 1997 as a result of revised estimates of future taxable income principally as a result of discontinuing Old Video's Diversified Products segment.

     The state net operating loss carryforward valuation allowance decreased by $258 in 1998 as a result of the use of net operating losses. A state valuation allowance of $679 remains as of June 30 1998. The state valuation allowance is provided as a result of estimates regarding future operations of certain subsidiaries in certain states.

     At June 30, 1998, the Company has potential tax benefits from net operating loss carryforwards for federal income tax purposes of approximately $346, which begin to expire in 2007. The Company also has potential tax benefits from net operating loss carryforwards for state income tax purposes of $1,523, which begin to expire in 2002, and an AMT credit of $441.

Note 15- Retirement Plans

     The Company provides retirement benefits through two qualified salary reduction plans for eligible employees under Section 401(k) of the Internal Revenue Code (the "Retirement Plans"). The Retirement Plans are funded by salary reduction contributions by the participants thereof. The Company's contributions to the retirement plans are based on participant contributions (which are limited to a fixed percentage of participant compensation) and matching employer contributions. Additionally, the Company may contribute a discretionary amount. The Retirement Plans will be merged into one plan during the first quarter of fiscal year 1999. For the years ended June 30, 1996, 1997 and 1998, the matching employer contributions amounted to $50, $57 and $191, respectively.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 16 - Stock Based Compensation Plans

     The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB No. 25, the Company does not recognize compensation expense since the exercise price of the stock options granted is equal to the market value of the Company's common stock at the date of grant. Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" (SFAS 123) requires the Company to disclose the pro forma impact on net income (loss) as if compensation expense associated with employee stock options had been calculated under the fair value method.

     The stockholders and directors of the Company have approved a long-term incentive plan (the "Stock Plan") under which eligible employees, consultants, and independent contractors may receive grants of options, stock appreciation rights and restricted stock awards and to replace IPL's long-term incentive plan. An aggregate of 735,000 shares of common stock were reserved for issuance under the Stock Plan and options or other grants with respect thereto may be made over a ten-year term. Options may be either incentive options, within the meaning of the Internal Revenue Code or non-qualified options. The Stock Plan is administered by the compensation committee of the board of directors of the Company who determine the employees, consultants, and independent contractors entitled to grants, the exercise price, which may not be less than the fair market value of the Company's common stock on the date of grant, and the other terms of options or grants.

     During fiscal year 1998, 368,000 shares of common stock options were granted. At June 30, 1998, there are 367,000 shares of common stock available for granting.

     On June 13, 1997, the principal stockholders of the Old Video entered into stock option agreements (the "Stockholder Options") with various employees of the Old Video to purchase 87,128 shares of the Company's common stock from such stockholders. The Stockholder Options were fully vested at June 30, 1997, became exercisable June 1998 and expire on the fifth anniversary of the vesting date. The exercise prices of the stockholder options upon grant were in excess of the estimated fair market value of the Old Video's common stock. In conjunction with the Merger, changes were made to the Stockholders Options to restore the option holder's economic position. The stockholders options converted into options to purchase from such stockholders 235,000 shares of the Company's common stock.
The changes to the Stockholders Option did not impact the aggregate intrinsic value, reduce the ratio of exercise price per option to the market value per share, or alter vesting provision of the option. As a result, no expense under APB 25 was recognized.

     The Black-Scholes option pricing model used the following assumptions for grants in 1997 and 1998, respectively: expected volatility of 0.4 for both years, dividend yield of 0% for both years, five year and ten year expected lives, and risk free interest rates of 5.52% and 6.38%.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     The following table shows the pro forma impact of options on the Company's net loss for the years ended June 30, 1997 and 1998 in accordance with SFAS 123. The pro forma impact may not be representative of the effect on the future years because of the subjective assumptions used in the fair value estimate calculated under the Black-Scholes model and because new grants are generally made each year.

                                                                                   1997                 1998
                                                                              -----------------    -----------------

Net loss:                                               As Reported           $            (50)                (161)
                                                        Pro Forma                         (250)                (265)
Net loss per common share - Basic:                      As Reported                       (.01)                (.01)
                                                        Pro Forma                         (.04)                (.02)
Net loss per common share - Diluted:                    As Reported                       (.01)                (.01)
                                                        Pro Forma                         (.04)                (.02)

     A summary of the status of the Stock Plan at June 30, 1998 and changes during the years then ended is presented in the table below.

                                                                               1998
                                                            --------------------------------------------
                                                                                         Weighted
                                                                  Number                  Average
                                                                    of                   Exercise
                                                                  Shares                   Price
                                                            --------------------    --------------------
Outstanding at beginning of year                                    ---             $           ---
IPL vested options assumed in Merger                                    508,800                    5.00
Granted                                                                 368,000                    3.05
Exercised                                                           ---                     ---
Forfeited                                                              (19,000)                    5.00
Canceled or Expired                                                 ---                     ---
                                                            --------------------    --------------------
Outstanding at end of year                                              857,800                    4.16
                                                            ====================    ====================

Exercisable at end of year                                              489,800                    5.00
                                                            ====================    ====================

Weighted average fair value of options granted                            $1.85
                                                            ====================

     The range of exercise prices for the options outstanding at June 30, 1998 is $2.94 - $5.00 with a weighted average contractual life of 8.4 years. Of the 857,800 options outstanding at June 30, 1998, 163,267 have exercise prices of $4.00, 163,267 have exercise prices of $5.00 and 163,266 have exercise prices of $6.00 with remaining contractual life of 7.7 years. All of these options are exercisable. Of the remaining 368,000 options outstanding, 268,000 have exercise prices of $2.94 with a remaining contractual life of 9.2 years; 75,000 have exercise prices of $3.375 with a remaining contractual life of 9.3 years; and 25,000 have exercise prices of $3.25 with a remaining contractual life of 9.5 years. Approximately 122,667 options become exercisable in fiscal 1999, 122,667 options become exercisable in fiscal 2000 and 122,666 options become exercisable in fiscal 2001.

     Upon the Merger, the Company assumed 508,800 fully vested IPL options, which had previously been granted to former employees and directors of IPL.

     The stockholders and directors of the Company have also approved a restricted share plan for directors who are not employees of the Company. A total of 50,000 shares of common stock are available for issuance under such plan. Upon grant, these options will vest upon the earliest to occur of two consecutive years of board service, the death or disability of the recipient or a "change of control date" (as defined in the Company's restricted share plan). During fiscal year 1998, 6,000 shares of common stock were awarded to the directors of the Company. All such shares are currently vested. At the

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES date of grant, the share price was $2.88. Compensation expense charged to operations in fiscal year 1998 was $17. During fiscal 1996, the directors of IPL received 13,000 shares previously awarded under the Company's restricted share plan by IPL.

     In August 1997, in connection with the Merger as part of his severance agreement, Old Video's stockholders granted the former chief executive officer of IPL options to purchase an aggregate of 75,000 shares at an exercise price of $0.75 per share. Such options are fully vested. Given that these options are below market value, the Company recorded additional paid in capital of $199.

     In February 1994, in connection with the acquisition of Audio Plus Video by IPL, the then chief financial officer of the IPL was granted ten-year, non-qualified stock options to purchase 181,818 shares of the Company's common stock at an exercise price of $9.35 per share. Such options are fully vested and are presently exercisable until February 2002.

     In February 1994, IPL and Old Video each granted five-year non-qualified options to purchase an aggregate of 60,000 shares of the Company's common stock to two directors of IPL. The exercise price of such options is equal to IPL's initial pubic offering price of $11 per share. Such options vested three months after the consummation of the public offering.

Note 17 - Discontinued Operations

     On November 30, 1997, management, which had the authority to approve the action, committed the Company to a formal plan to dispose of its interest in the Consulting Services segment, acquired in the Merger, which provides strategic consulting services in the area of communications, design and implementation of intranets, extranets and internets. The Company's management has determined a fair value for the assets taking into account offers to date, cash flow projections, customer agreements, and employment agreements. Management estimates the Consulting Services segment will be disposed of by sale before December 1998.

     Losses from the discontinued Consulting Services segment amounted to $140 from the date of the Merger through November 30, 1997, net of applicable income tax benefit of $73, and are shown separately in the consolidated statements of income. Estimated loss on disposal of the discontinued Consulting Services segment of $1,720, net of applicable income tax benefit of $1,147, has been recorded based upon estimated future operating losses and loss on disposal. Revenues of the discontinued Consulting Services segment were $1,407 from the date of the Merger through June 30, 1998. Included in other current liabilities at June 30, 1998 is a reserve of $645 for future net operating losses expected to be incurred prior to disposal of the Consulting Services segment. Discontinued operations include managements best estimate of future losses through disposal and amounts expected to be realized on the sale of the Consulting Services segment. The amounts the Company will ultimately realize as well as future losses could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

     On January 2, 1997, management, which had the authority to approve the action, committed Old Video Services Corporation to a formal plan to discontinue the operations of its Diversified Products segment as a condition to the Merger (see Note 1). In August 1997, immediately prior to the Merger, the Old Video Services Corporation spun-off the operations of its Diversified Products segment to the shareholders of Old Video Services Corporation. The Diversified Products segment principally provided professional and industrial videotape duplication and blank videotape distribution.

     Losses from the operations of the discontinued Diversified Products segment amounted to $388 and $1,688 for the years ended June 30, 1996 and 1997, net of applicable income tax benefit of $246 and $827, respectively, and is shown separately in the consolidated statements of income. Revenues of the discontinued operations of the Diversified Products segment were $13,175, $11,404 and $1,421 for the years ended June 30, 1996, 1997 and 1998, respectively.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     Net assets of the discontinued operations of the Diversified Products Segment consisted of the following:

                                                                              June 30,
                                                                                1997
                                                                            -------------
                    Accounts receivable, net                                $      1,661
                    Inventories                                                      470
                    Prepaid expenses and other current assets                         15
                    Fixed assets, net                                                195
                    Other assets                                                     121
                    Accounts payable and accrued expense                          (1,601)
                    Other current liabilities                                       (227)
                    Investment in company                                            422
                    Allowance for losses in investment in company                   (422)
                                                                            -------------
                                                                            $        634
                                                                            =============

     Included in other current liabilities at June 30, 1997 is a reserve of $151 for future net operating losses incurred prior to disposal of the Diversified Products segment.

     In February 1997, Video Dub, Inc. (Part of the Company's discontinued Diversified Products segment mentioned above) contributed the assets ($592) and liabilities ($170) of its New York City facility to a new company in exchange for a 30% equity interest ($422) in the new entity. The interest in the new entity is included in the net assets of the Company to be disposed and was spun-off to its shareholders prior to the consummation of the Merger.

Note 18 - Other Income

     Included in 1997 other income is $500 pertaining to the payment of a note receivable for which the Company had established a full valuation allowance. The note receivable was partial consideration for the sale of a radio station in fiscal 1991.

Note 19 - Commitments and Contingencies

Lease Commitments - The Company leases property under leases accounted for as operating leases. Certain leases include escalation clauses. At June 30, 1998, future minimum rental payments, including related party leases (see Note 11), under non-cancelable leases for buildings and equipment are as follows:

                   Fiscal Year                                                 Amount
                                                                           ---------------
                   1999                                                    $        4,757
                   2000                                                             4,415
                   2001                                                             4,276
                   2002                                                             3,193
                   2003                                                             2,805
                   Thereafter                                                      13,870
                                                                           ---------------
                                                                           $       33,316
                                                                           ===============

     Rent expense for the years ended June 30, 1996, 1997 and 1998 amounted to $1,286, $1,203 and $3,719, respectively. The Company also has non-cancelable subleases of approximately $577 of which approximately $125 and $452 expire in year 1999 and year 2002.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Employment Agreements - At June 30, 1998, the Company is obligated under employment contracts with certain key employees providing for base salary and incentive bonuses based upon the results of operations. Minimum amounts due under these contracts are as follows:

                    Fiscal Year                                                 Amount
                                                                             ---------------
                    1999                                                     $         2,644
                    2000                                                               2,008
                    2001                                                               1,225
                    2002                                                                 483
                    2003                                                                  38
                                                                             ---------------
                                                                             $         6,398
                                                                             ===============

Litigation

     The Company is involved in various claims and legal proceedings of a nature considered normal to its business. While it is not possible to predict or determine the outcome of these proceedings, it is the opinion of management that their outcome will have no material adverse effect on the financial position, liquidity or results of operations of the Company.

Note 20 - Registration Rights

     The Company has agreed to register for sale shares of common stock held by the Old Video's stockholders, upon their requests. The Company has also agreed to register shares, on a pro-rata basis, held by the then principal stockholder of IPL, certain options granted to principals of the trustee at such time as the chief executive officer of the Company demands registration of its shares of Common Stock. In addition, the Company is required to file a shelf registration statement on Form S-3 under the securities act over the sale of such shares of common stock. The Company will bear all expenses on such registration statements, except for fees and expenses of counsel for the selling stockholders and underwriters' discounts, fees and expenses, if any.

Note 21 - Preferred Stock

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

Note 22- Dividend Policy

     The board of directors of the Company does not intend to declare any dividends in the foreseeable future and intends to retain all earnings in the Company to finance the growth of operations, including acquisitions. Future dividend policy will be based upon the Company's results of operations, financial condition, capital requirements and other circumstances.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 23 - Unaudited Quarterly Results

     Unaudited quarterly financial information for fiscal year 1997 and 1998 is set forth below. All dollar amounts are in thousands except per share data.

                                                                           Quarter Ended
                                                                             Old Video
                                           ------------------------------------------------------------------------------
                                           -----------------    ----------------    -----------------    ----------------
                                            September 30,        December 31,          March 31,            June 30,
                                                 1996                1996                 1997                1997
                                           -----------------    ----------------    -----------------    ----------------
Fiscal 1997
     Revenues                              $          6,727     $          6,529    $          5,698     $          8,656
     Gross profit                          $          2,313     $          2,265    $          1,974     $          1,979
     Income from continuing
       operations                          $            385     $            567    $            232     $            454
     Income from continuing
        operations per share - basic       $            .05     $            .08    $            .03     $            .07
     Net income (loss)                     $            145     $            125    $           (797)    $            477


                                                                           Quarter Ended
                                                                              Company
                                           ------------------------------------------------------------------------------
                                           -----------------    ----------------    -----------------    ----------------
                                            September 30,        December 31,          March 31,            June 30,
                                                 1997                1997                 1998               1998(a)
                                           -----------------    ----------------    -----------------    ----------------
Fiscal 1998
     Revenues                              $         11,418    $          19,219    $         20,456     $         21,902
     Gross profit                          $          4,227    $           6,647    $          6,702     $          7,135
     Income from continuing
       operations                          $            554    $             392    $            317     $            436
     Income from continuing
        operations per share - basic       $            .06    $             .03    $            .02     $            .03
     Net income (loss)                     $            433    $             373    $            317     $        (1,284)

(a) During the fourth quarter of 1998, the Company recorded an adjustment of $1,720 to increase the reserve for the estimated loss on disposal associated with the divestiture of the Consulting Services segment. The adjustment is primarily the result of revised estimates of sale proceeds.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

                              SUPPLEMENTAL SCHEDULE



Schedule II - Valuation and Qualifying Accounts


                                      Additions
                                      Balance at              Charged to                                       Balance at
                                     Beginning of              Costs and               Deductions                End of
                                         Year                  Expenses                Write-Offs                 Year
                                  --------------------    --------------------     --------------------    --------------------

For the year ended
 June 30, 1996:
 Allowance for doubtful
 accounts and volume
 discounts                               $121                    $156                      $97                    $180
                                  ====================    ====================     ====================    ====================

June 30, 1997:
 Allowance for doubtful
 accounts and volume
 discounts.................              $180                    $131                      $ 9                     $302
                                  ====================    ====================     ====================    ====================

June 30, 1998:
 Allowance for doubtful
 Accounts and volume
 discounts                             $1,354(a)                 $214                     $389                   $1,179
                                  ====================    ====================     ====================    ====================


(a) The balance at beginning of year gives effect to the Merger with and into International Post Limited of $1,052.