Form 10-K/A
period 1998-06-30
VIDEO SERVICES CORP
filed 1998-10-28
CIK 913888

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

         For the transition period from ______ to ______ Commission File Number 0-23388

                         Commission File Number 0-23388
                              --------------------

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

        Registrant's telephone number, including area code (201) 767-1000
                              --------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                     Common Stock, par value $.0l per share
                                (Title of Class)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None
                               -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]
                              --------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].
                              --------------------

The aggregate market value of the registrant's common stock, par value $.0l per share, held by persons other ,than affiliates of the registrant, as of October 23, 1998, was approximately $6,184,305.

                              --------------------

The number of outstanding shares of the registrant's common stock, par value $.0l per share, as of October 23, 1998, was: 13,286,307.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

================================================================================

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The following table sets forth certain information with respect to the Directors and certain executive officers of the Company at October 14, 1998:

Name                       Age      Position

Robert H. Alter   (l)(2)   69       Director

Terrence A. Elkes          64       Director and Chairman of the Board

Martin Irwin               62       Director and Vice Chairman of the Board

Louis H. Siracusano        56       Director, President and Chief Executive Officer

Raymond L. Steele (l)(2)   63       Director

Frank Stillo (1)(2)        64       Director

Donald H. Buck             59       Vice President

Steven G. Crane            42       Vice President and Chief Financial Officer

Michael E. Fairbourne      45       Vice President - Administration, Chief Accounting Officer and Secretary

Daniel Rosen               60       Vice President - Post Production

Gary R. Strack             46       Vice President - Planning


(1)  Member of  the Compensation Committee.
(2)  Member of the Audit Committee.

     Robert H. Alter became a director of the Company upon consummation of the Merger and had been a director of IPL since October 1993. Mr. Alter is a director of Source Media, Inc. and the Vice Chairman and a director of the Cabletelevision Advertising Bureau ("CAB"), the national trade association of the cable television industry devoted to marketing and advertising, a position he has held since October 1991. From October 1991 to October 1992, Mr. Alter served as the senior advisor to the Board of Directors of Star TV/Hong Kong. Prior to October 1991, Mr. Alter, who founded the CAB, also served as its President and Chief Executive Officer for ten years. In November 1992, Mr. Alter was elected President of Alter Associates, Inc.

     Terrence A. Elkes became a director and the Chairman of the Board of the Company upon consummation of the Merger and had been a director and the Chairman of the Board of IPL since October 1993. Mr. Elkes served on the partnership committee of MTE Co. from July 1992 to February 1994, when it dissolved upon consummation of IPL's initial public offering. Mr. Elkes is a Managing Director of Apollo Partners, Ltd. ("Apollo"), a private investment firm involved in the acquisition of companies in the media, communications, entertainment and broadcasting fields, which he co-founded in 1987 with Mr. Gorman, a former director of IPL. Prior to forming Apollo, Mr. Elkes was employed by Viacom International, Inc. where he served as President from 1978-1982 and Chief Executive Officer from 1983-1987. Mr. Elkes serves as director of IDC Services, Inc., a private company based in Illinois ("IDC") and is an indirect owner of IDC through his interest in Apollo. On December 29, 1993, IDC filed for relief under Chapter 11 of the Bankruptcy Code. Its prepetition debts and liabilities were discharged in January 1996.

     Martin Irwin became a director and the Vice-Chairman of the Board of the Company upon consummation of the Merger and had been a director, President and Chief Executive Officer of IPL since October 1993. Prior thereto, Mr. Irwin served as President, Chief Executive Officer and was a member of the partnership committee of MTE Co. from August 1992 to February 1994, when it dissolved upon consummation of IPL's initial public offering. From September 1991 through June 1992, Mr. Irwin ran the post-production operations of Old Video, which he co-founded in 1979. Mr. Irwin served as President, Chief Operating Officer and a director of Old Video from 1979 to 1989 and then served as a director of and Senior Consultant to Old Video from July 1989 until July 1992. Prior to co-founding Old Video, Mr. Irwin was employed by EUE/Screen Gems, a division of Columbia Pictures Industries, Inc., where he last served as Senior Vice President and General Manager.

     Louis H. Siracusano became a director, President and Chief Executive Officer of the Company upon consummation of the Merger and had been a director of IPL since October 1993. Prior thereto, Mr. Siracusano had been a member of the partnership committee of MTE Co. from July 1992 to February 1994, when it dissolved upon consummation of IPL's initial public offering. He served as the Chairman, Chief Executive Officer and a director of Old Video since 1986 and
President since 1989. Mr. Siracusano also served as President of Audio Plus Video from July 1989 to February 1994. Mr. Siracusano was a founder of Old Video and served in various capacities with Old Video since its formation. Mr. Siracusano was with Ampex Corporation and the American Broadcasting Company in various sales and engineering management positions prior to Old Video's formation in 1979.

     Raymond L. Steele became a director of the Company upon consummation of the Merger and currently serves as Chairman of the Compensation Committee. Prior thereto, Mr. Steele had been a Principal of Pacholder Associates, Inc., an institutional money manager and workout specialist, until his retirement in 1991. Since November 1993, he has been retained as a consultant for Emerson Radio Corp., NUWAVE Technologies Inc., a distributor of video enhancement chips, Home Holdings, Inc., an insurance holding company, and GFTA, a German software developer. He served as a director of numerous companies, including Orion Pictures Corporation and Webcraft Technologies, Inc., and currently serves as a director of Emerson Radio Corp., ICH Corp., Pharmhouse, Inc., Modernfold, Inc., a manufacturer of movable walls, and GFTA.

     Frank Stillo became a director of the Company upon consummation of the Merger and currently serves as Chairman of the Audit Committee. He has been active in the printing industry since 1950 and co-founded his own printing company in 1968. Since 1989, Mr. Stillo has been the Chairman and Chief Executive Officer of Sandy Alexander, Inc., a printing company and Chief Executive Officer of MGA Printing Co., a subsidiary of Sandy Alexander, Inc. and has served as its President since 1981. Mr. Stillo also currently serves as the President of The Metropolitan Lithographers Association, director of Web Offset ASS-PIA and trustee of ALA -S&A Fund and Pension Fund.

     Donald Buck became the Company's Vice President and President of Audio Plus Video International, Inc. upon consummation of the Merger. Prior thereto, Mr. Buck served as a Senior Vice President of Old Video since August 1987, the President of Atlantic Satellite Communications, Inc. since August 1992 and the President of Waterfront Communications Corporation since April 1993. Mr. Buck served as President of Video Dub, Inc. (formerly, a subsidiary of Old Video) from 1980. During 1975-1980, he was an Executive Vice President of Sales for E.U.E. Screen Gems Video Division of Columbia Pictures Industries.

     Steven G. Crane has been the Company's Vice President and the Chief Financial Officer since October 27, 1997. Prior thereto, Mr. Crane started and owned his own company, ATE, Inc., which supplies used, rebuilt and new packaging relating equipment to the beverage industry worldwide, since February 1995. Mr. Crane also currently serves as a director of ATE, Inc. From August 1990 to February 1995, Mr. Crane served as a Division Chief Financial Officer of Pepsi-Cola International, a subsidiary of PepsiCo, Inc.

     Michael E. Fairbourne became the Company's Vice President-Administration, Chief Accounting Officer and Secretary upon consummation of the Merger. Prior thereto, Mr. Fairbourne served as the Senior Vice President-Administration of Old Video since March 1994. Previously, Mr. Fairbourne was the Vice President-Controller of Old Video from July 1987 to March 1994 and the Controller of Old Video from September 1983 to July 1987. Prior to joining Old Video, from 1976 to 1983, Mr. Fairbourne, a certified public accountant, was in private practice.

     Daniel Rosen was elected the Company's Vice President-Post Production in May 1998 and was elected President of Manhattan Transfer in May 1994. Prior thereto, Mr. Rosen served as the Vice President of IPL from May 1994 until August 1997. Prior to that time, Mr. Rosen was President of Editel NY for twelve years. During 1991-1992, Mr. Rosen also served as President of Editel LA and was named President of the New York divisions of Unitel Video, namely Unitel NY, Editel NY and Windsor Digital, which were acquired by Unitel Video in May 1992.

     Gary R. Strack was elected the Company's Vice President-Planning in February 1998. Prior thereto, Mr. Strack served as the Vice President, Treasurer and Secretary of IPL from January 1995 until August 1997. Mr. Strack was the Vice President, Controller and Secretary of IPL from October 1993 until January 1995. He had served as Treasurer of Old Video from May 1989 until October 1993. Prior to that time, he was Assistant Controller of Old Video for four years. Mr. Strack, a certified public accountant, was the Assistant Controller of Damon Creations, Inc., an apparel company, from 1981 to 1984.

     There are no family relationships among the above directors and executive officers.

Board of Directors

     The Board of Directors of the Company consists of six members. Directors serve for terms of one year and until their successors are duly elected and have qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who beneficially own more than ten percent (10%) of the Company's common stock (the "Common Stock") (collectively, the "Reporting Persons") to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Reporting Persons are required to furnish the Company with copies of all such reports. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and certain representations of the Reporting Persons, the Company believes that during the 1998 fiscal year all of the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by the Company for the 1998 fiscal year with respect to (a) the Company's Chief Executive Officer and (b) each of the four most highly compensated executive officers, other than the Chief Executive Officer, of the Company at June 30, 1998, whose salary and bonus from the Company in the 1998 fiscal year exceeded $100,000 (collectively, the "Named Executive Officers"):

                                                                                                Long Term
                                                                                               Compensation
                                                 Annual Compensation
                               ---------------------------------------------------------    -------------------

                                                                                               Number of
                                                                          Other Annual        Securities
    Name and Principal                                                    Compensation        Underlying           All Other
         Position               Year        Salary          Bonus            (1)(2)           Options (3)         Compensation
---------------------------    -------     ----------     ----------     ---------------    ----------------    -----------------

Louis H. Siracusano
   Chief Executive             1998         $191,775      $  60,000         $     3,095           ---              $ 26,261 (7)
   Officer, President          1997          144,000         20,000               2,160           ---                24,569 (7)
   and Director                1996          144,000         75,000               2,310           ---                23,001 (7)

Steven G. Crane (4)
   Vice President and          1998         $107,692      $  38,500                ---           75,000               ---
Chief Financial Officer        1997           ---             ---                  ---            ---                 ---
                               1996           ---             ---                  ---            ---                 ---

Donald H. Buck
   Vice President              1998         $173,394      $  40,000        $      2,190           ---                 ---
                               1997          144,000         20,000               2,292           ---                 ---
                               1996          144,000        100,000               2,310           ---                 ---

Michael E. Fairbourne
  Vice President -             1998         $110,000      $  27,500         $     1,913          10,000 (6)           ---
  Administration , Chief       1997           90,000         17,500               1,650           ---                 ---
  Accounting Officer and       1996           86,000         20,000               1,440           ---                 ---
  Secretary

Daniel Rosen (5)
  Vice President -             1998         $190,385      $  25,000         $     1,606           ---                 ---
  Post Production,             1997           ---             ---                  ---            ---                 ---
  President of Manhattan       1996           ---             ---                  ---            ---                 ---
  Transfer/Edit, Inc.

(1) The amounts set forth in this column represent matching contributions by the Company on behalf of the Named Executive Officers under the Company's 401(k) plan.

(2) Excludes items, which are, in the aggregate, the lesser of either $50,000 or 10% of the executive's total annual salary and bonus.

(3) All options granted to the Named Executive Officers in the 1998 fiscal year represent options granted under the 1997 Long Term Incentive Plan ("1997 Plan").

(4)  Represents compensation from October 27, 1997 to June 30, 1998.

(5)  Represents compensation from August 27, 1997 to June 30, 1998.

(6) Does not include options to acquire 60,000 shares of Common Stock from Messrs. Siracusano, Ferolito and Buck at an exercise price of $2.00 per share.

(7)  Includes life and disability insurance paid by the Company.

Option Grants in Last Fiscal Year

     The following table provides information with respect to the grant of stock options during the 1998 fiscal year to the Named Executive Officer. Only information concerning those Named Executive Officers who received option grants in fiscal 1998 is provided:

                                                                                                        Potential
                                                                                                       Realizable
                                                                                                    Value at Assumed
                            Number of                                                                Annual Rates of
                            Securities         % of Total                                              Stock Price
                            Underlying       Options Granted       Exercise                         Appreciation for
                             Options         to Employees in       Price Per       Expiration        Option Term (4)
                                                                                                   --------------------
Name                       Granted (1)      Fiscal Year 1998       Share ($)          Date             5% ($) 10% ($)
----------------------     -------------    ------------------    ------------     ------------    --------------------
Steven G. Crane              75,000 (2)                 20.38           3.375         10/27/07      $143,925 $379,125

Michael E. Fairbourne        10,000 (3)                  2.72           2.94           8/27/07        23,540   54,900

(1) All options granted to the named Executive Officers in the 1998 fiscal year represent options granted under the 1997 plan.
(2)  Vests on October 27, 2000.
(3)  Vests on August 27, 2000.
(4) Valuation is based upon the potential realizable dollar value of the replacement option grants with assumed rates of appreciation of 5% and 10% per annum from the date of grant to the end of the option term. These rates are set by the Securities and Exchange Commission and are not intended to forecast possible future appreciation of this Company's stock price.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

     The following table provides information with respect to the exercise of stock options during the 1998 fiscal year by the Named Executive Officers and the value of unexercised options owned by the Named Executive Officers at June 30, 1998:

                                                               Number of Securities
                              Number of                       Underlying Unexercised          Value of Unexercised
                               Shares                               Options at              In-the-Money Options at
                             Acquired on        Value              June 30, 1998             June 30, 1998 (1) (2)
Name                          Exercise        Realized       Exercisable/Unexercisable     Exercisable/Unexercisable
-----------------------     --------------    ----------     --------------------------    ---------------------------

Louis H. Siracusano              ---             ---                  0/0                             0/0
Steven G. Crane                  ---             ---                  0/75,000                        0/0
Donald H. Buck                   ---             ---                  0/0                             0/0
Michael E. Fairbourne            ---             ---                  0/10,000 (3)                    0/600
Daniel Rosen                     ---             ---             75,000/0                             0/0

(1) The value is based on the excess of the market price of the Common Stock at June 30, 1998 over the exercise price of the unexercised options.
(2) At June 30, 1998, the closing bid price of the Common Stock on the American Stock Exchange was $3.00 per share.
(3) Does not include options to acquire 60,000 shares of Common Stock from Messrs. Siracusano, Ferolito and Buck at an exercise price of $2.00 per share.

Long-Term Incentive Plans - Awards in the Last Fiscal Year

     The following table provides information with respect to each award made to the Named Executive Officers under the Company's long-term incentive plan during the last fiscal year. Only information concerning those Named Executive Officers who received such awards in fiscal 1998 is provided.


                                                                           Number of Shares
                                                                              Underlying
Name                                                                     Options Granted (1)         Vesting Period
-------------------------------------------------------------------     -----------------------    --------------------

Steven G. Crane..................................................               75,000               10/27/97-10/27/00
Michael E. Fairbourne............................................               10,000                 8/27/97-8/27/00

(1) All options granted to the Named Executive Officers in the 1998 fiscal year represent options granted under the 1997 plan.

Compensation of Directors

     Each member of the Board who is not an officer of the Company receives 4,000 shares of the Company's Common Stock (6,000 shares in the case of the Chairman of the Board) for serving on the Board plus $750 ($1,500 in the case of the Chairman of the Board) and reimbursement of expenses for each Board or committee meeting attended. Directors who chair committees receive $1,000 plus reimbursement of expenses for each committee meeting attended.

     The stockholders and directors of the Company adopted a restricted share plan for directors who are not employees of the Company (the "Director Plan"). A total of 50,000 shares of Common Stock is available for issuance under such plan. During fiscal year 1998, 6,000 shares of common stock were awarded to Mr. Stillo and Mr. Steele.

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

Employment   Contracts,   Termination   of  Employment   and   Change-of-Control
Arrangements

     At the time of the Merger, the Company entered into employment agreements with Messrs. Louis H. Siracusano and Donald H. Buck. Under Mr. Siracusano's employment agreement with the Company, he serves as the President and Chief Executive Officer of the Company for a four (4) year period or twenty four (24) months following notice of termination by the Company or by Mr. Siracusano, whichever is later. Under Mr. Buck's employment agreement with the Company, he serves as the Vice President of the Company for a three (3) year period or twelve (12) months following notice of termination by either party, whichever is later.

     Mr. Siracusano's employment agreement provides for base compensation of $200,000 per annum, and annual bonuses and a long-term bonus based on the Company's achievement of certain cash flow and net income targets to be determined by Mr. Siracusano and the Compensation Committee of the Board. Under the terms of the employment agreement, Mr. Siracusano is entitled to receive an annual bonus of between 5% and 40% of his base salary for the relevant year upon the Company's achievement of a percentage (ranging from 90% to 109.9% or greater) of the agreed upon cash flow and net income targets for such year, which bonus is payable within thirty (30) days of delivery to the Board of the Company's audited financial statements. In addition, the employment agreement provides that Mr. Siracusano is entitled to receive a long-term bonus of between 12.5% and 100% of his cumulative base salary for the entire contract period if the Company achieves a percentage (ranging from 90% to 109.9% or greater) of the agreed upon cash flow and net income targets for such period. The long-term bonus is payable in a single installment within thirty (30) days following the delivery of the Company's audited financial statements for the period ended June 30, 2001 and is to be reduced by amounts previously paid to Mr. Siracusano as annual bonuses. The employment agreement further provides that the Compensation Committee of the Board may award Mr. Siracusano other bonus payments in its discretion.

     Mr. Buck's employment agreement provides for base compensation of $175,000 per annum and a bonus to be negotiated and agreed upon by the parties.

     Each of Messrs. Siracusano's and Buck's employment agreements provides that
(i) the Compensation Committee may award a discretionary bonus to him on an annual basis, (ii) each is entitled to participate in such compensation plans, incentive plans, group life, health, accident, disability and hospitalization insurance plans, pension plans and retirement plans as the Company may make available to its other executive employees, and (iii) upon termination without cause, he is entitled to receive his annual base compensation and any incentive compensation for the remainder of the originally scheduled term of the employment agreement. Termination for cause includes termination for breach, nonperformance, fraud or conviction of a felony. Additionally, each such employment agreement provides that the employee is entitled to terminate his employment at any time during the six-month period following any "Change in Control" (as defined in the 1997 plan) that results in a material diminution in the capacity and terms of his employment. Any such termination is to be treated as a termination without cause.

     Mr. Steven Crane's agreement with the Company provides for (i) base compensation of $160,000 per annum, (ii) a bonus of 75% of the Chief Executive Officer's bonus, (iii) stock options pursuant to the 1997 Plan of 75,000 shares,
(iv) a car allowance of $600 per month, (v) $25,000 for moving expenses and (vi) a loan of $25,000 for use in facilitating his move.

     IPL entered into an employment agreement with Daniel Rosen, with a term commencing on May 23, 1994 and ending on May 22, 1997 or twelve months following a notice of termination by either party, whichever is later. Mr. Rosen's contract provided for base compensation of $200,000 per annum and a bonus equal to two percent (2%) of his base salary for each one percent (1%) increase in the profitability of MTE and its subsidiaries compared to the prior year or base year, whichever is higher. Effective as of May 1, 1995, Mr. Rosen's base compensation was increased to $225,000 per annum. The agreement further provides that (i) the Compensation Committee may award a discretionary bonus to Mr. Rosen under certain circumstances, (ii) he is entitled to participate in such compensation plans, incentive plans, group life, health, accident, disability and hospitalization insurance plans, pension plans and retirement plans as the Company may make available to its other executive employees, and (iii) upon termination without cause, Mr. Rosen is entitled to receive his annual base compensation and any incentive compensation for the remainder of the originally scheduled term of the agreement. Termination for cause includes termination for breach, nonperformance, fraud or conviction of a felony. Additionally, the agreement provides that Mr. Rosen is entitled to terminate his employment at any time during the six-month period following any "change in control" (as defined in the 1993 Long-Term Incentive Plan) that results in a material diminution in the capacity and terms of his employment. Any such termination will be treated as a termination without cause.

     The Company and Martin Irwin entered into a severance agreement dated as of August 26, 1997. The agreement provides for Mr. Irwin to be paid severance of:
(i) $150,000 per year for one year, (ii) $100,000 per year for the one year period thereafter and (iii) $75,000 per year for the one year period thereafter. Mr. Irwin is also entitled, for a period of three years from the date of the agreement, to participate in and receive such benefits, services, equipment, compensation and incentive plans and group life, health, accident, disability and hospitalization insurance plans, pension plans and retirement plans as the Company may make available to employees of the Company at the expense of the Company. In addition, as part of such severance package, Old Video's stockholders agreed to grant to Mr. Irwin, on a pro rata basis, options to purchase an aggregate of 75,000 shares of the Common Stock they received in the Merger at an exercise price of $0.75 per share. Such options are fully vested.

     The 1993 Long-Term Incentive Plan ("1993 Plan") provides that in the event of a "change in control" (as defined in the 1993 Plan), (i) all stock appreciation rights outstanding for at least six (6) months and all options awarded under the 1993 Plan not previously vested and exercisable will immediately become fully vested and exercisable, and (ii) the restrictions applicable to any restricted shares awarded under the 1993 Plan will lapse and such shares will be deemed fully vested. Consummation of the Merger was deemed a change in control under the 1993 Plan, and, as a result of the Merger, the 50,000 stock options held by Daniel Rosen, who was the only Named Executive Officer under the 1993 Plan, immediately vested and became exercisable. If an employee's employment is terminated due to a Change in Control, his stock options under the 1993 Plan remain exercisable for the shorter of five (5) years or the remainder of the original term and shall thereafter terminate.

     The 1997 Long Term Incentive Plan ("1997 Plan") was adopted by the Board and approved by the Stockholders in connection with the consummation of the Merger to replace IPL's 1993 Plan which would have expired in 2004. These plans are similar in their terms except that, among other things, the aggregate number of shares of Common Stock issuable under the 1997 Plan has been increased to 735,000 from the 84,200 which remained available for issuance under the 1993 Plan, stock options (other than incentive stock options) may be issued under the 1997 Plan below the fair market value of the underlying Common Stock on the date of grant, awards may be granted under the 1997 Plan to consultants and independent contractors performing services for the Company, and certain other revisions in respect of recent changes in federal securities regulations affecting equity compensation plans, as well as revisions in respect of Section 162(m) of the Internal Revenue Code of 1986, as amended, have been made to the 1997 Plan. The 1997 Plan shall continue in effect until July 9, 2007.

Compensation Committee Interlocks and Insider Participation

     During fiscal year 1998, the members of the Compensation Committee of the Board were Messrs. Steele (Chairman), Stillo and Alter. During such time, none of Messrs. Steele, Stillo and Alter were employees of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock at October 23, 1998 by (a) all persons known by the Company who own beneficially more than five percent (5%) of the outstanding Common Stock, (b) each Director of the Company, (c) each of the Named Executive Officers and (d) all Directors and Named Executive Officers of the Company as a group. Unless otherwise indicated, each of the persons or entities listed below exercises sole voting and investment power over the shares that each of them beneficially owns:

Name                                                                         Common Stock            Percent of Class
--------------------------------------------------------------------     ----------------------    ---------------------

5% Beneficial Owners:

The Equitable Companies Incorporated, The Equitable Life
Assurance Society of the United States, Equitable Deal Flow Fund,
L.P. and Equitable Capital Management Corporation................        2,562,105 (1)             19.28%

Sandler Capital Management, Sandler
Associates and J.K. Media L.P....................................        2,272,000 (2)             17.10%

Arnold P. Ferolito...............................................        3,050,382 (3)(19)         22.96%

Directors:

Robert H. Alter..................................................        13,000                      *

Terrence A. Elkes................................................        522,012 (4)(5)(6)(7)       3.93%

Martin Irwin.....................................................        268,417 (8)(9)             2.02%

Louis H. Siracusano..............................................        3,152,982 (3)(18)(19)     23.73%

Raymond L. Steele................................................        14,000                      *

Frank Stillo.....................................................        19,000 (10)                 *

Named Executive Officers:

Donald H. Buck...................................................        523,681 (3)(19)            3.94%

Steven G. Crane..................................................        100,000 (11)(12)            *

Michael E. Fairbourne............................................        70,000 (13)(14)             *

Daniel Rosen.....................................................        101,250 (15)(16)(17)        *

All Directors and Named Executive Officers as a group,                   4,730,498(20)             35.60%
consisting of 10 persons.

*        Less than 1%.

(1)  Based on  Amendment  No. 1 dated  July 8,  1997 to  Schedule  13D  filed on
     November 8, 1996. The business address of The Equitable Companies Incorporated ("Equitable"), The Equitable Life Assurance Society of the United States ("ELAS"), Equitable Deal Flow Fund, L.P. ("EDFF") and Equitable Capital Management Corporation ("ECMC") is 787 Seventh Avenue, New York, New York 10019. ELAS is a wholly owned subsidiary of Equitable and is the general partner of the general partner of EDFF. ECMC is the investment manager of EDFF. EDFF is the record holder of 1,633,758 shares of Common Stock (approximately 26% prior to the Merger) and ELAS is the record holder of 928,347 shares of Common Stock (approximately 15% prior to the Merger). ELAS also beneficially owns indirectly the 1,633,758 shares held by EDFF through its control of EDFF. Because of its ownership of ELAS, Equitable may be deemed to beneficially own indirectly the 2,562,105 shares of Common Stock held by ELAS and EDFF. Certain other persons and entities (AXA Assurances I.A.R.D. Mutuelle; AXA Assurances Vie Mutuelle; Alpha Assurances I.A.R.D. Mutuelle; Alpha Assurances Vie Mutuelle; AXA Courtage Assurance Mutuelle; Finaxa; AXA; Claude Bebear, Patrice Gamier and Henri de

     Clermont-Tonnerre) may also be deemed to beneficially own indirectly such 2,562,105 shares because of their relationships to Equitable; however, all of these parties expressly disclaim any beneficial ownership of these shares. Messrs. Terrence A. Elkes and Kenneth F. Gorman each has an option to purchase 149,512 shares of such Common Stock. Such options were granted by Holdings in connection with IPL's Initial Public Offering and Acquisition (and assumed by Equitable as a result of its acquisition of the underlying shares of Common Stock from Holdings). These non-transferable options are exercisable at $2.06 per share and terminate in February 2000.

(2) Based on Amendment No. 6 dated June 11, 1998 to Schedule 13D dated December 21, 1994. The Reporting Persons are Sandler Capital Management, a registered investment adviser and a New York general partnership ("SCM"), and Harvey Sandler, Barry Lewis (through June 30, 1997), John Kornreich, Michael Marocco and Andrew Sandler (each, a "Individual", and collectively, the "Individuals"). SCM shares are held through 21st Century Communications Partners, L.P. ("21st Century"), 21st Century Communicatio,ns T.E. Partners, L.P. ("T-E") and 21st Century Communications Foreign Partners, L.P. ("Foreign"), each of which is a Delaware limited partnership
     (collectively, the "Partnerships"). SCM also hold shares on behalf of certain managed accounts with respect to which SCM exercises investment discretion. Each Individual, through a Delaware corporation that is controlled by such Individual and that serves as a general partner of SCM, may be deemed to be a beneficial owner of the shares of Common Stock held by the Partnerships and such managed accounts. Of the 2,272,000 shares of Common Stock, 1,752,000 of such shares are held by Sandler Capital Management, Sandler Associates, a New York limited partnership, owns 400,000 shares of Common Stock (each Individual is a general partner of Sandler Associates) and J.K. Media L.P., a New York limited partnership controlled by John Kornreich, owns 120,000 shares of Common Stock. The business address of these entities is 767 Fifth Avenue, New York, New York 10153.

(3) Messrs. Elkes and Gorman each has an option to purchase 14,616, 14,616 and 768 of Messrs. Siracusano's, Ferolito's and Buck's shares, respectively. See footnote (5). Mr. Irwin received, upon the consummation of the Merger, an option to purchase 36,540, 36,540 and 1,920 of Messrs. Siracusano's, Ferolito's and Buck's shares, respectively. See footnote (9). Mr. Fairbourne has an option to purchase 29,232, 29,232 and 1,536 of Messrs.
     Siracusano's,  Ferolito's  and Buck's  shares,  respectively.  See footnote
     (13).

(4) Includes five-year, non-qualified options to purchase 30,000 shares of Common Stock at an exercise price of $11.00 per share granted by IPL as of February 15, 1994 to each of Messrs. Elkes and Gorman in connection with IPL's Initial Public Offering and the Acquisition. Such options vested three (3) months after the consummation of IPL's Initial Public Offering and are non-transferable.

(5) Includes five-year options to purchase 30,000 shares of Common Stock at an exercise price of $11.00 per share granted by Old Video as of the date of the consummation of IPL's Initial Public Offering to each of Messrs. Elkes and Gorman in connection with IPL's Initial Public Offering and the Acquisition. Such options vested three (3) months after the consummation of IPL's Initial Public Offering and are non-transferable. Such options were canceled upon consummation of the Merger and replaced with options to purchase the same number of shares of Common Stock on the same terms and conditions from the Old Video stockholders.

(6) Includes six-year, non-qualified options to purchase 149,512 shares of Common Stock at an exercise price of $2.06 per share granted by Holdings (and assumed by Equitable) as of the date of the consummation of IPL's Initial Public Offering to each of Messrs. Elkes and Gorman in connection with IPL's Initial Public Offering and the Acquisition, and in settlement of Apollo's rights under a certain contract with Holdings. Such options are non-transferable and vested after January 1, 1995. See footnote (1).

(7) Includes 10,000 shares owned by Mr. Elkes' children. Mr. Elkes disclaims beneficial ownership of all such shares.

(8) Includes options to purchase 40,000 shares of Common Stock granted to Mr. Irwin under the 1993 Plan, exercisable at prices ranging from $4.00 to $6.00 per share.

(9) Includes options to purchase an additional 80,000 shares of Common Stock granted to Mr. Irwin under the 1993 Plan, exercisable at prices ranging from $4.00 to $6.00 per share, which vested upon consummation of the Merger. Also includes options to purchase an aggregate of 75,000 shares of Common Stock at an exercise price of $0.75 per share granted by Messrs. Siracusano, Ferolito and Buck.

(10) Includes 14,000 shares of Common Stock owned by the Frank Stillo Children's Trust, of which Mr. Stillo's wife is the trustee. Mr. Stillo disclaims beneficial ownership of such shares.

(11) Includes options to purchase 75,000 shares of Common Stock under the 1997 Plan, granted to Mr. Crane under his letter agreement with the Company, exercisable at $3.375 per share.

(12) Includes options dated September 14, 1998 to purchase 25,000 shares of Common Stock, granted to Mr. Crane under the 1997 Plan, exercisable at $3.0625.

(13) Includes options granted in June 1997 to purchase 60,000 shares of Common Stock from Messrs. Siracusano, Ferolito and Buck at an exercise price of $2.00 per share in replacement of options to purchase approximately 22,245 shares of Old Video common stock at an exercise price of $5.39 per share which were cancelled upon consummation of the Merger.

(14) Includes options to purchase 10,000 shares of Common Stock granted to Mr. Fairbourne under the 1997 Plan, exercisable at $2.94.

(15) Includes (i) options to purchase 25,000 shares of Common Stock granted to Mr. Rosen under the 1993 Plan, exercisable at prices ranging from $4.00 to $6.00 per share, and (ii) shares of Common Stock owned by Mr. Rosen's son and the Ned Rosen Trust, of which Mr. Rosen is the trustee, in the amounts of 1,250 and 5,000, respectively. Mr. Rosen disclaims beneficial ownership of all shares of Common Stock owned by his son and the Ned Rosen Trust.

(16) Includes options to purchase 25,000 shares of Common Stock granted to Mr. Rosen under the 1997 Plan, exercisable at $3.0625.

(17) Includes options to purchase an additional 50,000 shares of Common Stock granted to Mr. Rosen under the 1993 Plan, exercisable at prices ranging from $4.00 to $6.00 per share, which vested upon consummation of the Merger.

(18) Includes 39,900 shares of Common Stock transferred by Mr. Siracusano to seven trusts for the benefit of his family members on September 25, 1998. Mr. Siracusano did not retain voting power, investment power or other control of or interest in the 39,900 shares of Common Stock.

(19) Includes options to various employees, consultants and independent contractors to purchase 182,700, 182,700 and 9,600 of Messrs. Siracusano's, Ferolito's and Buck's shares, respectively, exercisable at prices ranging from $0.25 to $6.00 per share.

(20) Does not include options to purchase stock from Messrs. Siracusano and Buck granted to Messrs. Elkes and Irwin. See footnotes above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

     The Company has entered into employment, termination of employment and consulting arrangements with certain directors and officers. See "Item 11.
Employment Contracts, Termination of Employment and Change-of-Control Arrangements."

     Old Video leased a facility from a partnership, whose partners, one of whom was Mr. Siracusano, then owned a majority interest in Old Video, under a lease accounted for as an operating lease. In August 1997, immediately prior to the Merger, the principal stockholders of Old Video contributed the stock of two S Corporations holding all of the general and limited partnership interest in the partnership. The rental expense under the lease for the fiscal year 1998 amounted to $130,000.

     The Company leases a building from an entity owned by certain principal stockholders of the Company, one of whom is Mr. Siracusano, under a lease accounted for as an operating lease. The rental expense under the lease for the fiscal year 1998 amounted to $270,000.

     Mr. Fairbourne was granted options in June 1997 to purchase 60,000 shares of Common Stock from Messrs. Siracusano, Ferolito and Buck at an exercise price of $2.00 per share in replacement of options to purchase approximately 22,245 shares of Old Video common stock at an exercise price of $5.39 per share which were cancelled upon consummation of the Merger.

     Video Dub, Inc., a former subsidiary of Old Video which is owned by Messrs. Siracusano, Ferolito and Buck, leased space at 240 Pegasus Avenue, Northvale,
New Jersey, in accordance with past practice, on a month-to-month basis at a rate of approximately $11,000 per month. This lease was terminated on September 30, 1997. Further, the Company agreed to provide office services to certain former subsidiaries of Old Video which are owned by Messrs. Siracusano, Ferolito and Buck following the Merger for a monthly fee of $1,000, provided such services are reasonably proportionate to such fee.

Certain Business Relationships

     On August 27, 1997, IPL's stockholders voted to approve the Agreement and Plan of Merger among Video, IPL and Messrs. Louis Siracusano, Arnold Ferolito and Donald Buck (the "Merger Agreement") pursuant to which Old Video merged with and into IPL,with IPL being the surviving corporation. As a result of the Merger the separate corporate existence of Old Video ceased. At the effective time of the Merger, IPL's name was changed to Video Services Corporation and the Nasdaq National Market symbol was changed to "VSCX". On February 12, 1998, the Company's shares of Common Stock began trading on the American Stock Exchange ("AMEX") under the symbol "VS". Messrs. Louis Siracusano, Arnold Ferolito and Donald Buck collectively owned all of the stock of Old Video. As a result of the Merger, they received in the aggregate 7,011,349 shares of Common Stock (plus an additional 212,096 shares of Common Stock which replaced an equal number of shares of IPL's common stock then owned by Old Video which were canceled upon the Merger). Individually, each of Messrs. Siracusano, Ferolito and Buck received 3,350,382, 3,350,382 and 525,681 shares of Common Stock, respectively, which accounted for approximately 25.33%, 25.33% and 3.97%, respectively, of the total number of shares of Common Stock outstanding. Approval of the Merger was sought by solicitation of the IPL stockholders through a proxy statement dated July 25, 1997.

     The representations, warranties and agreements of the parties contained in the Merger Agreement survive for a period of fifteen (15) months following the closing of the Merger; provided, however, that the representations and warranties relating to environmental, employee benefit and tax matters and title to Video common stock survive the closing for a period of three (3) years, plus any extension of time with respect to employee benefit and/or tax matters agreed to with the applicable governmental authorities. The indemnification obligations of each of IPL on the one hand and Old Video and its stockholders on the other hand as a result of a breach of their respective representations, warranties or agreements generally will not exceed $5,000,000. No indemnification claim may be made against any party unless and until the aggregate claims against such party equals $350,000 and then only for claims in excess of such amount. The Merger Agreement also provides for certain rights of set-off with respect to indemnification claims. Old Video's stockholders have deposited in escrow $6,250,000 in Common Stock (valued as of the closing of the Merger) under the terms of the Losses Escrow Agreement in connection with their indemnification obligations to the Company under, the Merger Agreement and their indemnification obligations to the Company are limited to the rights the Company has under this escrow. Each stockholder of Old Video has the right to substitute cash for any shares of Common Stock such stockholder so deposited in escrow based upon the value of such deposited shares as of the closing of the Merger. No additional deposit is required by Old Video's stockholders in the event of any decrease in the value of the Common Stock so deposited in escrow. IBJ Schroder Bank & Trust Company acts as the escrow agent in connection with this escrow. In addition, the Company has agreed to indemnify Old Video's stockholders in connection with the lease between the Company and a partnership owned by the Old Video stockholders, which indemnification obligations are not subject to any of the foregoing limitations.

     The Merger Agreement also provides that, from time to time after the consummation of the Merger, and in any event at least semi-annually, the Audit Committee of the Board will review the compliance of the Company and Old Video with their respective representations and warranties contained in the Merger Agreement and will report the results of such review to the Board, and, in connection therewith, will seek such advice and retain such advisors (including, without limitation, legal counsel and accountants) as it will determine to be appropriate. Moreover, the Audit Committee of the Board will be responsible for authorizing any action to be taken by the Company in respect of indemnification claims by and against the Company.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (3) The exhibit list as originally filed in the Form 10-K for the fiscal year ended June 30, 1998 is amended to replace the exhibit list with the one that follows:

                                    Exhibits
Exhibit Number

3.1  Certificate of incorporation of the Company.
3.2+ By-Laws of the Company.
4.1 Form of 4% Convertible Subordinated Note of the Company (incorporated by reference to the exhibit of the same number contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.1(M) Form of International Post Group Inc. Long-term Incentive Plan, together with form of International Post Group Inc. Stock Option Agreement. (incorporated by reference to the exhibit 10.4 contained in Amendment No. 4 of Video's (formerly IPL's) Registration Statement on Form S-1 (the "Registration Statement, filed with the Securities and Exchange Commission (the "SEC") on February 4, 1994.)
10.2(M)  Form of  International  Post  Group  Inc.  Restricted  Share  Plan  for
     Directors, together with form of Restricted Share Agreement. (incorporated by reference to the exhibit 10.5 contained in Amendment No. 4 of Video's (formerly IPL's) Registration Statement on Form S-1 (the "Registration Statement"), filed with the Securities and Exchange Commission (the "SEC") on February 4, 1994.)
10.3 Form of Lease Agreements between Audio Plus Video and L.I.M.A. Partners. (Incorporated by reference to the exhibit 10.7 contained in Amendment No. 3 to Video's (formerly IPL's) Registration Statement filed with the SEC on January 10, 1994.)
10.4 Lease Agreements, dated as of June 30, 1993, between MTE Co. and Nineteen New York Properties Limited Partnership. (incorporated by reference to exhibit 10.9 contained in Amendment No. 1 to Video's (formerly IPL's) Registration Statement filed with the SEC on October 21, 1993.)
10.5(M) Form of Stock  Option  Agreement  between  the  Company  and  Jeffrey J.
     Kaplan. (incorporated by reference to the exhibit 10.23 contained in Amendment No. 3 to Video's (formerly IPL's) Registration Statement filed with the SEC on January 10, 1994.)
10.6 Form of Services and Option Agreement between Holdings and Kenneth F. Gorman. (incorporated by reference to the exhibit 10.25 contained in Amendment No. 3 to Video's (formerly IPL's) Registration Statement filed with the SEC on January 10, 1994.)
10.7 Form of Services and Option Agreement between Holdings and Terrence A. Elkes. (incorporated by reference to the exhibit 10.26 contained in Amendment No. 3 to Video's (formerly IPL's) Registration Statement filed with the SEC on January 10, 1994.)
10.8 Form of Stock Option Agreement between VSC and Kenneth F. Gorman. (incorporated by reference to the exhibit 10.27 contained in Amendment No. 3 to Video's (formerly IPL's) Registration Statement filed with the SEC on January 10, 1994.)
10.9 Form of Stock Option Agreement between VSC and Terrence A. Elkes. (incorporated by reference to the exhibit 10.28 contained in Amendment No. 3 to Video's (formerly IPL's) Registration Statement filed with the SEC on January 10, 1994.)
10.10(M) Form of Stock  Option  Agreement  between  the  Company  and Kenneth F.
     Gorman. (incorporated by reference to the exhibit 10.29 contained in Amendment No. 3 to Video's (formerly IPL's) Registration Statement filed with the SEC on January 10, 1994.)
10.11(M) Form of Stock  Option  Agreement  between the  Company and  Terrence A.
     Elkes. (incorporated by reference to the exhibit 10.30 contained in Amendment No. 3 to Video's (formerly IPL's) Registration Statement filed with the SEC on January 10, 1994.)
10.12(M) Employment  Agreement  dated as of April 21, 1994,  between the Company and Daniel Rosen. (incorporated by reference to the exhibit 10.32 contained in Video's (formerly IPL's) Annual Report on Form 10-K for the fiscal year ended July 31, 1994.)
10.13(M) Stock Option Agreement, dated as of April 21, 1994, between the Company and Daniel Rosen. (incorporated by reference to the exhibit 10.33 contained in Video's (formerly IPL's) Annual report on Form 10-K for the fiscal year ended July 31, 1994.)
10.14(M) Employment  Agreement dated as of May 4, 1995,  among Big  Picture/Even
     Time Limited, the Company and Barbara D'Ambrogio (incorporated by reference to exhibit number 10.2 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.15(M) Employment  Agreement dated as of May 4, 1995,  among Big  Picture/Even
     Time Limited, the Company and David D'Ambrogio (incorporated by reference to exhibit number 10.3 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.16(M) Employment  Agreement  dated as of May 4,1995,  among Big  Picture/Even
     Time Limited, the Company and Gregory Letson (incorporated by reference to exhibit number 10.4 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.17(M) Employment  Agreement dated as of May 4, 1995,  among Big  Picture/Even
     Time Limited, the Company and Michael Schenkein (incorporated by reference to exhibit number 10.5 contained in the Company's Current Report Form 8-K, dated May 18, 1995).
10.18(M) Employment  Agreement dated as of May 4, 1995,  among Big  Picture/Even
     Time Limited, the Company and Leonard Smalheiser (incorporated by reference to exhibit number 10.6 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.19(M) Employment  Agreement dated as of May 4, 1995,  among Big  Picture/Even
     Time Limited, the Company and Jane Stuart (incorporated by reference to exhibit number 10.7 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.20Put/Call  Agreement dated as of May 4, 1995, between Gregory Letson and the
     Company (incorporated by reference to exhibit number 10.8 contained in the Company's Current Report on Form 8-K, dated May 18,1995).
10.21Pledge Agreement, dated as of May 4, 1995, by and among BP Partnership,  ET
     Partnership, Barbara D'Ambrogio, David D'Ambrogio, Michael Schenkein, Leonard Smalheiser, Jane Stuart and the Company (incorporated by reference to exhibit number 10.9 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.22Pledge  Agreement,  dated as of May 4, 1995, by and between  Gregory Letson and the Company (incorporated by reference to exhibit number 10.10 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.23Escrow  Agreement  dated as of May  4,1995,  by and  among ET  Partnership,
     David D'Ambrogio, Barbara D'Ambrogio, the Company and Cowan, Gold, DeBaets, Abrahams & Sheppard, as Escrow Agent (incorporated by reference to exhibit number 10.11 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.24Escrow  Agreement  dated as of May 4,  1995,  by and among BP  Partnership,
     Michael Schenkein, Leonard Smalheiser, Jane Stuart, Gregory Letson, the Company and Cowan, Gold, DeBaets, Abrahams & Sheppard, as Escrow Agent (incorporated by reference to exhibit number 10.12 contained in the Company's Current Report on Form 8-K, dated May 18,1995).
10.25Agreement dated as of June 7,1993,  by and between MTV Latin America,  Inc.
     and The Post Edge, Inc. (incorporated by reference to the exhibit 10.51 contained in Video's (formerly IPL's) Annual Report on Form 10-K for the fiscal year ended July 31, 1995.)
10.26Agreement,  dated  as  of  December  9,  1993,  by  and  between  Discovery
     Communications, Inc. and The Post Edge, Inc., and Amendment No. 1 thereto. (incorporated by reference to the exhibit 10.52 contained in Video's (formerly IPL's) Annual Report on Form 10-K for the fiscal year ended July 31, 1995.)
10.27Amendment No. 1, dated as of September 15, 1995,  to the  Agreement,  dated as of June 7, 1993, by and between MTV Latin America, Inc. and The Post Edge, Inc. (incorporated by reference to the exhibit 10.55 contained in Video's (formerly IPL's) Annual Report on Form 10-K for the fiscal year ended July 31, 1996.)
10.28Voting  Agreement,  dated as of June 27, 1997,  by and among  International
     Post Limited, Video Services Corporation, Terrence A. Elkes, The Equitable Life Assurance Society of the United States, Equitable Deal Flow Fund, L.P., Louis H. Siracusano, Arnold P. Ferolito and Donald H. Buck (incorporated by reference to exhibit number 10.58 contained in the Company's Current Report on Form 8-K, dated July 7, 1997).
10.29Asset  Purchase  Agreement  dated as of  January  22,  1997,  by and  among
     Cognitive Communications, Inc., Susan Wiener, Michael Rudnick and Cognitive Communications, LLC (incorporated by reference to exhibit number 10.1 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.30Agreement,  dated as of January  22,1997,  by and among the Company,  Susan
     Wiener, Michael Rudnick, Cognitive Communications, Inc. and David Leveen (incorporated by reference to exhibit number 10.2 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.31(M)  Employment  Agreement,  dated as of  January  22,  1997,  by and among
     Cognitive Communications, LLC and Susan Wiener (incorporated by reference to exhibit number 10.3 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.32(M)  Employment  Agreement,  dated as of  January  22,  1997,  by and among
     Cognitive Communications, LLC and Michael Rudnick (incorporated by reference to exhibit number 10.4 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.33(M)  Employment  Agreement,  dated  as of  January  22,1997,  by and  among
     Cognitive Communications, LLC and David Leveen (incorporated by reference to exhibit number 10.5 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.34Put  Agreement,  dated as of  January  22,  1997,  by and  among  Cognitive
     Communications, LLC, the Company, Susan Wiener, Michael Rudnick and David Leveen (incorporated by reference to exhibit number 10.6 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.35Sale  Option  Agreement,  dated  as of  January  22,  1997,  by  and  among
     Cognitive Communications, LLC and Susan Wiener (incorporated by reference to exhibit number 10.7 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.36Sale  Option  Agreement,  dated  as of  January  22,  1997,  by  and  among
     Cognitive Communications, LLC and Michael Rudnick (incorporated by reference to exhibit number 10.8 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.37Sale  Option  Agreement,  dated  as of  January  22,  1997,  by  and  among
     Cognitive Communications, LLC and David Leveen (incorporated by reference to exhibit number 10.9 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.38(M) Incentive Compensation Agreement,  dated as of January 22, 1997, by and among Cognitive Communications, LLC, Susan Wiener, Michael Rudnick and David Leveen (incorporated by reference to exhibit number 10.10. contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.39(M) Form of Incentive Option Agreement,  undated,  by and between Cognitive
     Communications, LLC and Optionee (incorporated by reference to exhibit number 10.11 contained in the Company's Quarterly Report on Form I O-Q for the quarterly period ended January 31, 1997).
10.40(M) Consulting Agreement, dated February 15, 1997, by and among the Company and Jeffrey J. Kaplan (incorporated by reference to exhibit number 10. 12 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.41Stock  Resale  Agreement,  dated as of  August  27,  1997 by and  among the
     Company. Louis H. Siracusano, Donald H. Buck and Arnold P. Ferolito (incorporated by reference to exhibit 10.70 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997.)
10.42Registration  Rights Agreements,  dated as of August 26, 1997, by and among the Company, Louis H. Siracusano, Donald H. Buck and Arnold P. Ferolito (incorporated by reference to exhibit 10.71 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997).
10.43(M) Employment  Agreement,  dated as of August 26, 1997, by and between the
     Company and Louis H. Siracusano (incorporated by reference to exhibit 10.72 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997).
10.44(M) Employment  Agreement,  dated as of August 26, 1997, by and between the
     Company and Donald H. Buck (incorporated by reference to exhibit 10.73 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997).
10.45Losses  Escrow  Agreement,  dated as of  August  26,  1997 by and among the company, Louis H. Siracusano, Donald H. Buck, Arnold P. Ferolito and IBJ Schroder Bank & Trust Company (incorporated by reference to exhibit 10.74 contained in the Company's Annual Report on Form 10-K for the fiscal year July 31, 1997).
10.46(M) Agreement,  dated as of August 26, 1997, by and between the Company and
     Martin Irwin (incorporated by reference to exhibit 10.75 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31,
     1997).
10.47(M)  Agreement,  dated of August 26,  1997,  by and between the Company and
     Arnold P. Ferolito (incorporated by reference to exhibit 10.76 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31,
     1997).
10.48(M) Agreement  dated as of October 17, 1997, by and between the Company and
     Steven G. Crane. (incorporated by reference to exhibit 10.78 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.)
10.49Credit Agreement,  dated as of August 27, 1997, by and among Video Services
     Corporation, VSC MAL Corp., the Lenders party thereto and KeyBank National Association. (incorporated by reference to exhibit 10.79 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.)
10.50Security  Agreement  dated  as of  August  27,  1997,  by and  among  Video
     Services Corporation and KeyBank National Association. Guaranty and Security Agreement, dated as of August 27, 1997 by and among the Guarantors and KeyBank National Association. (incorporated by reference to exhibit
     10.80 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.)
10.51Amendment  No.1  and  Waiver  No.1,  dated  July  21,  1998  to the  Credit
     Agreement, dated as of August 27, 1997 by and among the Company, the Lenders party thereto and KeyBank National Association, as the Issuer and as Agent. (incorporated by reference to exhibit 10.59 contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.)
21.1 Subsidiaries of the Company.
23 Consent of Ernst & Young LLP. (Previously filed with Form 10-K for the fiscal year ended June 30, 1998).
27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed. (See Form 10-K for the fiscal year ended June 30, 1998).

-----------------
+ Incorporated by reference to the exhibit of the same number contained in Amendment No. 1 to IPL's Registration Statement filed with the SEC on October 21, 1993.

(M)  Management contract or compensatory plan or arrangement.

-----------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 1998              VIDEO SERVICES CORPORATION,

                                    By: /s/ Louis H. Siracusano

                                    Name: Louis H. Siracusano
                                    Title:President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature                           Title                                   Date

/s/ Louis H. Siracusano                     President, Chief Executive Officer       10/28/98
Louis H. Siracusano                         and Director (Principal Executive
                                            Officer)


/s/ Steven G. Crane                         Vice President and                       10/28/98
Steven G. Crane                             Chief Financial Officer
                                            (Principal Financial Officer)


/s/ Michael E. Fairbourne                   Vice President-Administration            10/28/98
Michael E. Fairbourne                       (Principal Accounting Officer)


/s/ Terrence A. Elkes                       Chairman of the Board of Directors       10/28/98
Terrence A. Elkes


/s/ Robert H. Alter                         Director                                 10/28/98
Robert H. Alter

/s/ Martin Irwin                            Director                                 10/28/98
Martin Irwin

/s/ Frank Stillo                            Director                                 10/28/98
Frank Stillo


/s/ Raymond L. Steele                       Director                                 10/28/98
Raymond L. Steele