Form 10-Q
period 1998-09-30
VIDEO SERVICES CORP
filed 1998-11-12
CIK 913888

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                 Yes [X] No [ ]

 The number of shares outstanding of the issuer's common stock, $.01 par value per share, as of November 12, 1998, was 13,286,307 shares.

                           VIDEO SERVICES CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION

The audited consolidated financial information at June 30, 1998 and the unaudited consolidated financial information at September 30, 1998 and for the three month period ended September 30, 1997 and 1998 relate to Video Services Corporation and its subsidiaries.


Item 1.          FINANCIAL STATEMENTS                                       PAGE

         Condensed Consolidated Balance Sheets as of June 30, 1998
         and September 30, 1998                                                3

         Condensed Consolidated Statements of Operations for
         the three months ended September 30, 1997 and 1998                    4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended September 30, 1997 and 1998                5

         Condensed Consolidated Statement of Stockholders' Equity for
         the three months ended September 30, 1998                             6

         Notes to Condensed Consolidated Financial Statements                  7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        14


PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS ...................................................18

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ...........................18

Item 3.  DEFAULTS UPON SENIOR SECURITIES .....................................18

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS .............................................................18

Item 5.  OTHER INFORMATION ...................................................18

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K ....................................18


SIGNATURES ...................................................................19

                               VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                As of June 30, 1998 and September 30, 1998
                                          (dollars in thousands)



                                                                           June 30,         September 30,
ASSETS                                                                       1998                1998
                                                                        ---------------     ---------------

Current assets:
         Cash and cash equivalents                                             $ 1,492               $ 946
         Accounts receivable, net                                               14,169              13,702
         Inventories                                                             1,083                 906
         Costs and estimated earnings in excess of billings on
            uncompleted contracts                                                  187                 298
         Deferred income taxes                                                   1,535               1,535
         Prepaid expenses and other current assets                                 907               1,335
                                                                        ---------------     ---------------
                   Total current assets                                         19,373              18,722

Fixed assets, net                                                               36,590              37,793
Excess of cost over fair value of net assets acquired, net                      22,289              22,106
Receivable from affiliates                                                          42                   -
Receivable from officers                                                             -                  25
Deferred income taxes                                                            1,667               1,667
Other assets                                                                     1,899               1,844
                                                                        ---------------     ---------------
                   Total assets                                               $ 81,860            $ 82,157
                                                                        ===============     ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses                                 $ 8,443             $ 6,982
         Billings in excess of costs and estimated
           earnings on uncompleted contracts                                     3,290               2,208
         Current portion of long-term debt                                       5,338               5,559
         Income taxes payable                                                      708                  37
         Other current liabilities                                               3,881               3,986
                                                                        ---------------     ---------------
                   Total current liabilities                                    21,660              18,772

Long-term debt                                                                  30,968              34,928
Subordinated debt                                                                5,442               5,493
Payable to affiliates                                                                -                  18
Other liabilities                                                                3,065               2,421
                                                                        ---------------     ---------------
                   Total liabilities                                            61,135              61,632
                                                                        ---------------     ---------------

Commitments and contingencies

Stockholders' equity:
         Preferred stock:   $.01 par value - 3,000,000 shares
                authorized;  no shares outstanding at June 30, 1998
                and September 30, 1998                                               -                   -
         Common stock: $.01 par value, 25,000,000 share authorized, and 13,264,307 and 13,286,307 shares issued  and outstanding
                at June 30, 1998 and September 30, 1998, respectively              132                 132
         Additional paid-in-capital                                             21,196              21,282
         Retained deficit                                                         (603)               (889)
                                                                        ---------------     ---------------
                   Total stockholders' equity                                   20,725              20,525
                                                                        ---------------     ---------------
                   Total liabilities and stockholders' equity                 $ 81,860            $ 82,157
                                                                        ===============     ===============



                                          See accompanying notes

                              VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Three Months Ended September 30, 1997 and 1998
                           (dollars in thousands, except per share amounts)



                                                                            1997              1998
                                                                       ---------------    --------------

Revenues:
     Sales                                                                    $ 4,175           $ 5,361
     Services                                                                   6,739            16,044
     Rentals                                                                      504               501
                                                                       ---------------    --------------
                                                                               11,418            21,906

Costs:
     Costs of sales                                                             2,701             4,255
     Costs of services                                                          3,424             9,333
     Costs of rentals                                                             131               220
                                                                       ---------------    --------------
                                                                                6,256            13,808

Depreciation                                                                      935             2,136
                                                                       ---------------    --------------

Gross profit                                                                    4,227             5,962

Selling, general and administrative expenses                                    2,651             4,958

Amortization                                                                       83               263
                                                                       ---------------    --------------

Operating income from continuing operations                                     1,493               741

Other (expense) income:

           Interest expense                                                      (541)           (1,054)

           Interest income and other                                               31                12
                                                                       ---------------    --------------

Income (loss) before income taxes and discontinued operations                     983              (301)

Income tax expense (benefit)                                                      429               (15)
                                                                       ---------------    --------------

Income (loss) from continuing operations                                          554              (286)

Discontinued operations:
           Loss from operations of the Consulting Services segment
             (less applicable income tax benefit of $62)                         (121)                -
                                                                       ---------------    --------------


Net income (loss)                                                               $ 433            $ (286)
                                                                       ===============    ==============

Earnings per share:
   Basic:
       Income (loss) from continuing operations                                $ 0.06           $ (0.02)
       Loss from discontinued operations                                        (0.01)             -
                                                                       ---------------    --------------
       Net income (loss)                                                       $ 0.05           $ (0.02)
                                                                       ===============    ==============

   Diluted:
       Income (loss) from continuing operations                                $ 0.06           $ (0.02)
       Loss from discontinued operations                                        (0.01)             -
                                                                       ---------------    --------------
       Net income  (loss)                                                      $ 0.05           $ (0.02)
                                                                       ===============    ==============

Weighted average number of shares outstanding for basic and diluted
  earnings per share                                                        9,380,300        13,265,981
                                                                       ===============    ==============


                                        See accompanying notes

                            VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Three Months Ended September 30, 1997 and 1998
                                       (dollars in thousands)


                                                                         1997              1998
                                                                     --------------    --------------
Operating Activities
Net cash used in operating activities                                     $ (4,719)         $ (1,437)

Investing Activities
Additions to fixed assets                                                     (696)           (3,347)
Proceeds from sale of fixed assets                                               4                21
Increase in receivable from officers                                             -               (25)
(Increase) decrease in receivable from affiliates                             (129)               10
                                                                     --------------    --------------
Net cash used in investing actvities                                          (821)           (3,341)

Financing Activities
Proceeds from subordinated debt                                                 15                51
Proceeds from long-term borrowing                                           35,000             8,200
Repayments of borrowings                                                   (29,777)           (4,019)
                                                                     --------------    --------------
Net cash provided by financing activites                                     5,238             4,232

Net decrease in cash                                                          (302)             (546)
Cash and cash equivalents, beginning of period                                 390             1,492
                                                                     --------------    --------------
Cash and cash equivalents, end of period                                      $ 88             $ 946
                                                                     ==============    ==============



                             See accompanying notes

                  VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Three Months Ended September 30, 1998
                             (dollars in thousands)



                                                     Common       Common
                                                     Stock        Stock       Paid-In      Retained
                                                     Shares       Amount      Capital      Deficit        Total
                                                  ------------------------------------------------------------------

Balance at June 30, 1998                            13,264,307        $ 132     $ 21,196       $ (603)     $ 20,725

Issuance of independent contractors
  compensatory stock options                                 -            -           23            -            23

Stock related compensation                              22,000            -           63            -            63

Net loss                                                     -            -            -         (286)         (286)

                                                  ------------------------------------------------------------------
Balance at September 30, 1998                       13,286,307          132       21,282         (889)       20,525
                                                  ==================================================================



                             See accompanying notes

                  VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements of Video Services Corporation ("Old Video Services Corporation") as of and for the year ended June 30, 1998 included in the Form 10-K filed by the Company (as defined below).

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

       As part of the Merger, the Company made a strategic evaluation of facilities and personnel requirements and determined that certain IPL facilities would be closed with the equipment being consolidated into other facilities and determined that certain IPL personnel would be redundant. Accordingly, the Company recorded a reserve for severance costs of $1,426 and lease related costs of $993 as of August 27, 1997. The balance of the liability was $1,805 and $1,475 at June 30, 1998 and September 30, 1998, respectively. At June 30, 1998 it was estimated that approximately $1,101 of such expenditures would be made in fiscal 1999, $380 in fiscal 2000, $196 in fiscal 2001 and $128 in fiscal 2002. The Company anticipates that funding for these amounts will be provided by operations.

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

       The following presents the unaudited combined pro forma results of operations for the three month period ended September 30, 1997, as if the Merger and Contribution had occurred as of July 1, 1997. The unaudited combined pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had IPL and Old Video Services Corporation actually combined during the periods presented or of future results of operations of the combined operations.

                (dollars in thousands, except per share amounts)

                                                             1997
                                                        --------------
     Revenues                                           $      18,809
     Income from continuing operations                            586
     Income from continuing operations per share                  .04
     Net Income                                                   406
     Net Income per share                                         .03

       Pro forma income from continuing operations and net income per share are based on the weighted average number of shares outstanding after the Merger of 13,238,307. Included in the net income for the period ended September 30, 1997 is approximately $180 of loss from discontinued operations relating to the Consulting Services segment which was previously owned by IPL (see Note 8).


Note 2 - Inventories

       Inventories, which consist of system components and equipment are valued at the lower of specific cost or market and inventory which consists of tape stock which is valued at the lower of cost or market on a FIFO basis.

                  VIDEO SERVICES CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (continued)


Note 3 - Accounts Receivable

                                                                        June 30,            September 30,
                                                                          1998                  1998
                                                                    ------------------    ------------------

Accounts receivable, trade                                           $         12,579     $          13,322
Contracts receivable  billed:
  Uncompleted contracts                                                         2,031                   329
  Completed contracts                                                             738                 1,153
                                                                    ------------------    ------------------
                                                                               15,348                14,804
Less:  Allowance for doubtful accounts
           and volume discounts                                                 1,179                 1,102
                                                                    ------------------    ------------------
                                                                     $         14,169     $          13,702
                                                                    ==================    ==================

Note 4 - Fixed Assets

       Fixed assets, at cost, including equipment under capitalized leases, summarized by major categories consist of the following:

                                                                        June 30,            September 30,
                                                                          1998                  1998
                                                                    ------------------    ------------------

Machinery and equipment                                             $          38,868     $          41,696
Leasehold improvements                                                         11,195                11,659
Furniture and fixtures                                                          2,028                 2,048
Transportation equipment                                                          281                   281
Building                                                                        2,199                 2,199
Land                                                                            1,967                 1,967
Equipment under capital leases                                                  1,440                 1,440
                                                                    ------------------    ------------------
                                                                               57,978                61,290
Less:  Accumulated depreciation                                                21,388                23,497
                                                                    ------------------    ------------------
                                                                    $          36,590     $          37,793
                                                                    ==================    ==================

Note 5 - Segment Data

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

           The Company's continuing  operations are divided into three segments:
(i) Satellite and Distribution Services, (ii) Systems and Products and (iii) Production Services. The Satellite and Distribution Services segment integrates and distributes broadcast quality video content via a satellite and fiber optic transmission network routed through its digital/analog switching center and is an international provider of technical and distribution services to distributors of television programming. The Systems and Products segment designs, engineers and produces advanced video facilities for the broadcast and cable television, post-production and corporate markets. This segment also develops,

                  VIDEO SERVICES CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (continued)

Note 5 - Segment Data (continued)

manufactures and markets advanced color correcting and manipulation systems for the film, post-production and multimedia industries and rents professional video equipment to the sports, entertainment and other segments of the broadcast and cable television and corporate markets. The Production Services segment is an international provider of technical and creative services to owners and producers of television programming, television advertising and other programming content.

       The Company operates primarily in the United States; foreign operations are not significant. Intersegment sales are accounted for at cost.

       The Company does not allocate income and expenses that are of a general corporate nature to industry segments in computing operating income. These include general corporate expenses, interest income and expenses, and certain other income and expenses not directly attributable to a specific segment. Identifiable assets by segment include assets directly identifiable with those operations. Other assets primarily consist of corporate cash and cash equivalents and fixed assets associated with nonsegment activities.

     Summarized financial information by business segment for the three months ended September 30, 1997 and 1998 is as follows:

                                                                                 1997                   1998
                                                                          --------------------    ------------------
Net revenues from unaffiliated customers:
Systems and Products............................................            $           4,669      $          6,221
Satellite and Distribution Services.............................                        3,346                 7,043
Production Services.............................................                        3,403                 8,642
                                                                          --------------------    ------------------
Net revenues....................................................            $          11,418      $         21,906
                                                                          ====================    ==================

Intersegment revenues:
Systems and Products............................................            $              28      $          1,325
Satellite and Distribution Services.............................                          218                   321
Production Services.............................................                           95                   103
                                                                          --------------------    ------------------
Total intersegment revenues.....................................            $             341      $         1 ,749
                                                                          ====================    ==================

Operating income:
Systems and Products............................................            $           1,191      $            692
Satellite and Distribution Services.............................                          735                 1,257
Production Services.............................................                          471                    47
Corporate ......................................................                        (904)               (1,255)
                                                                          --------------------    ------------------
Operating income from continuing operations.....................            $           1,493      $            741
Interest expense, net...........................................                        (541)               (1,054)
Other income....................................................                           31                    12
                                                                          --------------------    ------------------
Income (loss) before income taxes and discontinued operations...            $             983      $          (301)
                                                                          ====================    ==================


                                                                               June 30,             September 30,
                                                                                 1998                   1998
                                                                          --------------------    ------------------
Identifiable assets at June 30, and September 30, 1998:
Systems and Products............................................            $           5,971      $          5,257
Satellite and Distribution Services.............................                       16,460                19,394
Production Services.............................................                       29,787                28,994
Corporate ......................................................                       29,642                28,512
                                                                          --------------------    ------------------
Total assets....................................................            $          81,860      $         82,157
                                                                          ====================    ==================

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

      The following table sets forth the computation of basic and diluted earnings per share:

                                                                       Three                   Three
                                                                    Months Ended            Months Ended
                                                                    September 30,           September 30,
                                                                        1997                    1998
                                                                 --------------------    --------------------
Numerator:
   Income (loss) from continuing operations                      $               554      $            (286)
                                                                 --------------------    --------------------

   Numerator for basic earnings (loss) per
      share-income (loss) available to common
      stockholder                                                $               554      $            (286)

   Effect of dilutive securities:
      4% convertible subordinated notes and
     stock options                                                               ---                     ---
                                                                 --------------------    --------------------

   Numerator for diluted earnings (loss) per
      share-income (loss) from continuing
      operations available to common
      stockholders after assumed conversions                      $              554      $            (286)
                                                                 ====================    ====================

Denominator:
   Denominator for basic earnings per
      share-weighted-average shares                                        9,380,300              13,265,981

   Effect of dilutive securities:
      4% convertible subordinated notes and
     stock options                                                               ---                     ---
                                                                 --------------------    --------------------

   Denominator for diluted earnings per
      share-adjusted weighted-average
      shares and assumed conversions                                       9,380,300              13,265,981
                                                                 ====================    ====================

Basic earnings (loss) per share from
  continued operations                                            $             0.06       $          (0.02)
                                                                 ====================    ====================

Diluted earnings (loss) per share from
   continued operations                                           $             0.06       $          (0.02)
                                                                 ====================    ====================

                  VIDEO SERVICES CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 6 - Earnings Per Share (continued)

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


Note 7 - Long-Term Debt

                                                                                  June 30,          September 30,
                                                                                    1998                 1998
                                                                              -----------------    -----------------
Senior secured term loan                                                      $         30,000     $         29,000
Senior secured revolving credit loan                                                     2,600                7,950
Mortgage payable to credit  institution  bearing interest at 8.95%-
   prime (8.5% at June 30, 1998 and 8.25% at September 30, 1998) plus 1%,
   collateralized by fixed assets with net book value at $2,478 and $2,457               2,426                2,373
Capitalized lease obligations                                                            1,280                1,164
                                                                              -----------------    -----------------
                                                                                        36,306               40,487
Less:  current maturities                                                                5,378                5,559
                                                                              -----------------    -----------------
                                                                              $         30,968      $        34,928
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

       Senior Secured Long-Term Debt - The Company established a $33,000 senior secured term loan (the "Term Loan') and the Revolving Loan (as defined herein), with a five-year facility provided by KeyBank, as the agent bank (the "Facility") which are secured by all assets of the Company and its existing and future directly and indirectly owned subsidiaries. The Revolving Loan bears interest at the lenders' prime rate minus 1.0% or LIBOR (London Interbank Offered Rate) plus a number of basis points based upon the Company's leverage ratio (funded debt divided by EBITDA), which is LIBOR plus 1.75%. The Term Loan bears interest at LIBOR plus a number of basis points based upon the Company's leverage ratio, which is LIBOR plus 1.75%. The Facility contains various covenants that require the Company to maintain certain financial ratios, limit capital expenditures, prohibit dividends and similar payments and restrict the Company's ability to incur other indebtedness. The Facility is guaranteed by all of the Company's subsidiaries.

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

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 7 - Long-Term Debt (continued)

       Revolving Credit Facility - The Company established a $17,000 senior secured revolving credit facility (the "Revolving Loan") with KeyBank. The Company had outstanding direct borrowings of $7,950 under the Revolving Loan at September 30, 1998. The Company also has outstanding under the Revolving Loan letters of credit of approximately $1,016 at September 30, 1998. The Company's Revolving Loan weighted average interest rate was 7.42% at September 30, 1998.

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

       Also, in connection with the merger and Contribution, the Company assumed additional long-term indebtedness of $3,842, consisting of a note payable to Cognitive Communications, Inc. ($196), mortgage payable ($2,103) and capital lease obligations ($1,543).


Note 8 - Discontinued Operations

       On November 30, 1997, management, which had the authority to approve the action, committed the Company to a formal plan to dispose of its interest in the Consulting Services segment, acquired in the Merger, which provides strategic consulting services in the area of communications, design and implementation of intranets, extranets and internets. The Company's management has determined a fair value for the assets taking into account offers to date, cash flow projections, customer agreements, and employment agreements. Management estimates the Consulting Services segment will be closed by the end of November 1998.

       Losses from the discontinued Consulting Services segment amounted to $183 from the date of the Merger through September 30, 1997, net of applicable income tax benefit of $62, and are shown separately in the consolidated statements of income. Revenues of the discontinued Consulting Services segment were $119 from the date of the Merger through September 30, 1997 and $597 for the three months ended September 30,1998. Included in other current liabilities at September 30, 1998 is a reserve of $319 for future net operating losses expected to be incurred prior to disposal of the Consulting Services segment.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                      (in thousands, except share amounts)


General

       On August 27, 1997, Video Services Corporation ("Old Video") merged with and into International Post Limited ("IPL") with IPL being the surviving corporation (the "Merger"). At the effective time of the Merger, IPL changed its name to Video Services Corporation. References herein to the "Company" refer to the combined company after giving effect to the Merger. The Merger was accounted for as a reverse acquisition whereby the pre-Merger financial statements of Old Video became the historical financial statements of the Company. As a result of the Merger, the results of operations and cash flows reported for the Company for the three months ended September 30, 1998 are not necessarily comparable to those for the three months ended September 30, 1997. The results of operations and cash flows as reported represent those of the Company for the three month periods ended September 30, 1998 and 1997, and include the results of operations and cash flows of IPL from the date of the Merger through September 30, 1998. Certain comparable references to IPL's 1997 figures include pre-acquisition amounts that are not included in the financial statements, but are included in the following discussions for comparative purposes only. In addition, in August 1997 the principal stockholders of Old Video contributed by merger (the "Contribution") the stock of two S corporations holding all of the general and limited partnership interests in MAL Partners and L.I.M.A. Partners, which partnerships owned real estate and equipment which was leased solely to Video and IPL. The Contribution, which represents a transfer between entities under common control, has been recorded at the lower of historical amortized cost or fair value. See Note 1 to the Company's unaudited condensed consolidated financial statements included herein. The following discussion and analysis should be read in conjunction with such historical consolidated financial statements and the notes thereto.

Overview

       The Company's business is currently divided into three segments: (i) Satellite and Distribution Services, (ii) Systems and Products and (iii) Production Services (see Note 5). The Satellite and Distribution Services segment integrates and distributes broadcast quality video content via a satellite and fiber optic transmission network routed through its digital/analog switching center and is an international provider of technical and distribution services to distributors of television programming. The Systems and Products segment designs, engineers and produces advanced video facilities for the broadcast and cable television, post-production and corporate markets. This segment also develops, manufactures and markets advanced color correcting and manipulation systems for the film, post-production and multimedia industries and rents professional video equipment to the sports, entertainment and other segments of the broadcast and cable television and corporate markets. The Production Services segment is an international provider of technical and creative services to owners and producers of television programming, television advertising and other programming content.

Discontinued Operations

       On November 30, 1997, management, which had the authority to approve the action, committed the Company to a formal plan to dispose of the Consulting Services segment providing strategic consulting services in the area of communications, design and implementation of intranets, extranets and internets. The Consulting Services segment was acquired in the Merger (See Note 8).

                  VIDEO SERVICES CORPORATION AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)
                      (in thousands, except share amounts)


Results of Continuing Operations

         Three Months Ended September 30, 1998 compared to Three Months Ended September 30, 1997.

       Total revenues increased by $10,488 to $21,906 in 1998 from $11,418 in 1997. Revenues from the Satellite and Distribution Services segment increased by $3,697 to $7,043 in 1998 from $3,346 in 1997. $3,273 of the $7,043 of 1998
Satellite and Distribution Services segment revenue was attributable to post-Merger contribution to revenues from Satellite and Distribution Services provided by IPL. Revenues from the Satellite and Distribution Services segment other than those provided by IPL increased by 53.5% to $3,770 in 1998 from $2,456 in 1997. This increase was primarily generated by the Goodwill Games, an increase in the number of customer connected to the Company's satellite and fiber optic network and the receipt of additional transmission revenue from existing customers. Revenues from the Satellite and Distribution Services segment provided by IPL increased by 7.5% from $3,045 in 1997 to $3,273 in 1998. The increase is primarily due to the opening of the new facility in Burbank, California. Revenues from the Systems and Products segment increased by 33.2% to $6,221 in 1998 from $4,669 in 1997 due to increased demand for design and installation of video systems. The amount of the increase was greater as a result of a prior year significant contract pursuant to which the Company received a commission based on equipment used in such video systems which were purchased directly by the customer from third parties. For other contracts, the Company records revenues from the sale of such equipment as well as the cost related to the purchases thereof. The Production Services segment revenues of $3,403 and $8,642 in 1997 and 1998, respectively, was solely attributable to post-Merger contributions provided by IPL. Revenues provided by IPL decreased by 7.0% from $9,288 in 1997 to $8,642 in 1998. The decrease is primarily due to a lower volume of creative editorial services.

       Total costs of sales, services and rentals increased by $7,552 to $13,808 in 1998 from $6,256 in 1997. Costs of the Satellite and Distribution Services segment increased by $2,150 to $3,684 in 1998 from $1,534 in 1997. This increase was primarily attributable to costs of Satellite and Distribution Services provided by IPL of $1,394 and a $756 increase in costs of non-IPL services associated with the Goodwill Games and higher syndication costs and fiber usage. Costs of IPL Satellite and Distribution Services increased $566 to $1,778 in 1998 from $1,212 in 1997. This increase consisted primarily of costs associated with the new West Coast facility. Costs of the Systems and Products segment increased by $1,841 to $4,664 in 1998 from $2,823 in 1997. The growth in costs of the Systems and Products segment was driven by the increased volume of installations of video systems as well as the effects of the significant contract pursuant to which the Company received a commission as discussed above. Costs of the Production Services segment of $1,899 in 1997 and $5,460 in 1998 was solely attributed to costs provided by IPL. Cost of Production Services provided by IPL increased by $21 to $5,460 in 1998 from $5,439 in 1997.

       The Company's overall gross profit margin (excluding depreciation) decreased to 37.0% in 1998 from 45.2% in 1997. Gross profit margin from the Systems and Products segment decreased to 25.0% in 1998 from 39.5% in 1997 primarily as a result of the change in contract structure discussed above and from increased amount of sub-rentals as well as a lower proportion of revenues contributed by the equipment rental division in 1998. Gross profit margin from the Satellite and Distribution Services segment other than services provided by IPL decreased from 53.2% in 1997 to 49.4% in 1998 as a result of a greater proportion of syndication revenues as well as incremental costs associated with the Goodwill Games. Gross profit margin from Satellite and Distribution Services provided by IPL decreased from 60.2% in 1997 to 45.7% in 1998 as a result of the opening of the new West Coast facility. Gross profit margin from Production Services decreased to 36.8% in 1998 from 41.4% in 1997 as a result of an decrease in revenues combined with stable fixed costs. Since a high proportion of costs attributable to the Production Services segment are fixed, decreases in revenues do not result in proportionate decreases in costs.

       Selling, general and administrative expenses increased to $4,958 in 1998 from $2,651 in 1997, which increases primarily resulted from the additional administrative salaries and occupancy costs associated with IPL's operations. However, as a result of the Company's increased revenue, selling, general and administrative expenses as a percentage of revenues decreased to 22.6% in 1998 from 23.2% in 1997.

                  VIDEO SERVICES CORPORATION AND SUBSIDIARIES

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)
                      (in thousands, except share amounts)


       Depreciation expense increased to $2,136 in 1998 from $935 in 1997, primarily due to the significant amount of fixed assets of IPL acquired by the Merger. Amortization expense increased to $263 in 1998 from $83 in 1997 reflecting the amortization of the goodwill (excess of cost over the fair value of net assets acquired) recorded in connection with the Merger, which is being amortized over 25 years.

       Interest expense increased to $1,054 in 1998 from $541 in 1997 primarily due to the assumption and refinancing by the Company of IPL's existing long-term indebtedness as part of the Merger. See "Liquidity and Capital Resources".

       The effective tax rate applied against pre-tax income (loss) was (5.0)% in 1998 and 43.6% in 1997. The effective tax rate for 1998 as compared to the federal statutory tax rate of 34% was primarily the result of state income taxes and goodwill amortization created by the Merger which is not deductible for income tax purposes.

     Income (loss) from continuing operation decreased to $(286) in 1998 from $554 in 1997 primarily as a result of the factors discussed above.


Liquidity and Capital Resources

       The Company meets its liquidity needs and capital expenditures requirements with internally generated funds, borrowing under its bank credit facility (including line of credit), equipment financing and capital leases. Such funds are used for capital expenditures, working capital needs and repayment of outstanding indebtedness

       In connection with the Merger, the Company refinanced substantially all of Old Video's and IPL's long-term indebtedness (excluding convertible subordinated debt, Old Video's mortgage payable, note payable to Cognitive Communications, Inc. and obligations under capital leases), including lines of credit, with a $33,000 term loan and a $17,000 revolving line of credit. The new facility bears interest at: (i) the lenders' prime rate minus 1.00% or (ii) LIBOR plus a number of basis points based upon the Company's leverage ratio (funded debt divided by EBITDA (defined as earnings before interest, taxes, depreciation and amortization), which is LIBOR plus 1.75% (the Company has the option to choose the applicable interest rate). Principal payments of $1,000 per quarter in respect of the term loan portion of the facility were due beginning December 31, 1997. Such quarterly principal payments increase to $1,250 per quarter on December 31, 1998 and then increase to $1,750 per quarter on December 31, 1999 and then further increase to $2,000 per quarter on September 30, 2001 with a balloon payment of $3,750 in respect of the term loan portion of the facility due on September 30, 2002. The facility is secured by all of the assets of the Company and its subsidiaries. No significant gain or loss resulted from the refinancing. The facility contains covenants, which require the Company to maintain certain financial ratios, prohibit dividends and similar payments and restrict the Company's ability to incur other indebtedness. The facility is guaranteed by all of the Company's subsidiaries.

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

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)
                      (in thousands, except share amounts)

       At September 30, 1998, the Company's outstanding indebtedness was approximately $40,487, including $7,950 under the revolving credit facility. At September 30, 1998, the weighted average interest rate was approximately 8.14% on the Company's outstanding indebtedness. The remainder of the facility (approximately $8,034) will be available for future working capital requirements and general corporate purposes.

       In July 1998, the Company opened an additional facility in California. The new facility provides post-production services to international television program originators and distributors; such services include standards conversion and international duplication. Management believes that the facility will give the company an opportunity to recapture business lost to those of its competitors operating on the West Coast, as well as to attract additional customers located on the West Coast. This expansion required approximately $5.1 million in capital expenditures. The source of the capital expenditures and operating funds was a combination of internally generated funds and bank borrowings.

       Cash Flow from Operating Activities. For the three months ended September 30, 1998, net cash used in operating activities was $1,437, primarily resulting from EBITDA of $3,152, which was offset by increases in working capital requirements. For the three months ended September 30, 1997, net cash used in operating activities was $4,719, primarily resulting from EBITDA of $2,542, which was offset by increases in working capital requirements, primarily the payment of transaction costs associated with the Merger.

       Cash Flow from Investing Activities. For the three months ended September 30, 1998, the Company used $3,341 for investing activities, consisting of $3,347 for the purchase of additional equipment, which was offset by a sale of fixed assets. Approximately $1,900 of additional equipment was used for the West Coast facility.

       Cash Flow from Financing Activities. For the three months ended September 30, 1998, cash provided by financing activities, net of repayments of borrowings of long-term indebtedness, was $4,232. Such amount primarily consisted of $8,200 in borrowings under the revolving line of credit described above. The Company repaid $4,019 of borrowings primarily in connection with the refinancing described above.

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

     The Company has completed an assessment and will have to modify portions of its administrative and accounting software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Based on the nature of the Company's business, the Company anticipates it is not likely to experience material business interruption due to the impact of the year 2000 compliance on its customers and vendors. As a result, the Company does not anticipate the incremental expenditures to address year 2000 compliance will be material to the Company's liquidity, financial position or results of operations over the next few year.

                  VIDEO SERVICES CORPORATION AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)
                      (in thousands, except share amounts)


Quantative and Qualitive Disclosures about Market Risk:

       Market risks relating to the Company's operations result primarily from changes in interest rates as well credit risk concentrations. To address these risks the Company entered into an interest rate swap as described below. The Company does not use financial instruments for trading purposes.

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

       There has not been any material changes in the reported market risks since the fiscal year ended June 30, 1998.

Forward-Looking Statements:

       The above discussion contains forward-looking statements. There are certain important factors that could cause results to differ materially from those anticipated by the statements made above. These factors include, but are not limited to: the general performance of the economy, specifically as it affects the advertising, entertainment and television and video industries; the international economic and political climate which could impact the sale of domestic programming overseas; significant changes in video technology in the post-production, video and communications industries; the loss of key personnel and the loss of key customers.

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

      Not applicable


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

                           VIDEO SERVICES CORPORATION
                                  (Registrant)



Date:  November 12, 1998         /s/ Louis Siracusano
                                 -----------------------------------------------
                                 Name:  Louis H. Siracusano
                                 Title: President and Chief Executive Officer

Date:  November 12, 1998         /s/ Michael E. Fairbourne
                                 -----------------------------------------------
                                 Name:  Michael E. Fairbourne
                                 Title: Vice President - Administration and
                                        Chief Accounting Officer