Form 10-Q
period 1998-12-31
VIDEO SERVICES CORP
filed 1999-02-12
CIK 913888

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

                                 Yes [X] No [ ]

 The number of shares outstanding of the issuer's common stock, $.01 par value per share, as of February 12, 1999, was 13,264,307.

                           VIDEO SERVICES CORPORATION

                                      INDEX


PART I.FINANCIAL INFORMATION

The audited consolidated financial information at June 30, 1998 and the unaudited consolidated financial information at December 31, 1998 and for the three and six month periods ended December 31, 1997 and 1998 relate to Video Services Corporation and its subsidiaries.


Item 1.  FINANCIAL STATEMENTS                                               PAGE


         Condensed Consolidated Balance Sheets as of June 30, 1998
         and December 31, 1998                                               3

         Condensed Consolidated Statements of Operations for
         the six months ended December 31, 1997 and 1998                     4

         Condensed Consolidated Statements of Operations for
         the three months ended December 31, 1997 and 1998                   5

         Condensed Consolidated Statements of Cash Flows
         for the six months ended December 31, 1997 and 1998                 6

         Condensed Consolidated Statement of Stockholders' Equity for
         the six months ended December 31, 1998                              7

         Notes to Condensed Consolidated Financial Statements                8

Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       16


PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDING....................................................23

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...........................23

Item 3.  DEFAULTS UPON SENIOR SECURITIES.....................................23

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.............................................................23

Item 5.  OTHER INFORMATION...................................................23

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................23


SIGNATURES        ...........................................................24

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   As of June 30, 1998 and December 31, 1998
                             (dollars in thousands)


                                                                          June 30,        December 31,
ASSETS                                                                      1998               1998
Current assets:
         Cash and cash equivalents                                        $  1,492           $    724
         Accounts receivable, net                                           14,169             14,374
         Inventories                                                         1,083                902
         Costs and estimated earnings in excess of billings on
            uncompleted contracts                                              187                330
         Deferred income taxes                                               1,535              1,535
         Prepaid expenses and other current assets                             907              1,380
                                                                      -------------      -------------
                  Total current assets                                      19,373             19,245

Fixed assets, net                                                           36,590             37,872
Excess of cost over fair value of net assets acquired, net                  22,289             21,850
Receivable from affiliates                                                      42                -
Receivable from officers                                                      -                    25
Deferred income taxes                                                        1,667              2,462
Other assets                                                                 1,899              2,387
                                                                      -------------      -------------
                  Total assets                                            $ 81,860           $ 83,841
                                                                      =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses                            $  8,443            $ 8,728
         Billings in excess of costs and estimated
           earnings on uncompleted contracts                                 3,290              2,264
         Current portion of long-term debt                                   5,338              6,695
         Income taxes payable                                                  708                388
         Other current liabilities                                           3,881              3,452
                                                                      -------------      -------------
                  Total current liabilities                                 21,660             21,527


Long-term debt                                                              30,968             34,130
Subordinated debt                                                            5,442              5,544
Payable to affiliates                                                          -                   75
Other liabilities                                                            3,065              2,554
                                                                      -------------      -------------
                  Total liabilities                                       $ 61,135            $63,830
                                                                      -------------      -------------

Commitments and contingencies

Stockholders' equity:
         Preferred stock:   $.01 par value - 3,000,000 shares
                authorized;  no shares outstanding at June 30, 1998
                and December 31, 1998                                          -                  -
         Common stock: $.01 par value, 25,000,000 share authorized, and 13,264,307 shares issued  and outstanding
                at June 30, 1998 and December 31, 1998                         132                132
         Additional paid-in-capital                                         21,196             21,218
         Retained deficit                                                     (603)            (1,339)
                                                                      -------------      -------------
                  Total stockholders' equity                                20,725             20,011
                                                                      -------------      -------------
                  Total liabilities and stockholders' equity              $ 81,860            $83,841
                                                                      =============      =============






                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Six Months Ended December 31, 1997 and 1998
                (dollars in thousands, except per share amounts)


                                                                             1997              1998
Revenues:
     Sales                                                                $  7,471           $ 10,077
     Services                                                               22,146             32,580
     Rentals                                                                 1,020                811
                                                                      -------------       -------------
                                                                            30,637             43,468

Costs:
     Costs of sales                                                          5,149               8,138
     Costs of services                                                      11,300              18,920
     Costs of rentals                                                          298                 265
                                                                      -------------       -------------
                                                                            16,747              27,323

Depreciation                                                                 3,016               4,151
                                                                      -------------       -------------
Gross profit                                                                10,874              11,994

Selling, general and administrative expenses                                 7,320              10,236

Amortization                                                                   308                 536
                                                                      -------------       -------------
Operating income from continuing operations                                  3,246               1,222

Other (expense) income:
          Interest expense                                                  (1,490)             (2,077)

          Interest income and other                                             64                  28
                                                                      -------------       -------------
Income (loss) before income taxes and discontinued operations                1,820                (827)

Income tax expense (benefit)                                                   874                 (91)
                                                                      -------------       -------------
Income (loss) from continuing operations                                       946                (736)

Discontinued operations:
          Loss from operations of the Consulting Services segment
          (less applicable income tax benefit of $73)                         (140)               -
                                                                      -------------       -------------
Net income (loss)                                                         $    806           $    (736)
                                                                      =============       =============
Earnings per share:
   Basic:
       Income (loss) from continuing operations                           $   0.08           $   (0.06)
       Loss from discontinued operations                                     (0.01)               -
                                                                      -------------       -------------
       Net income (loss)                                                  $   0.07           $   (0.06)
                                                                      =============       =============

   Diluted:
       Income (loss) from continuing operations                           $   0.08           $   (0.06)
       Loss from discontinued operations                                     (0.01)               -
                                                                      -------------       -------------
       Net income  (loss)                                                 $   0.07           $   (0.06)
                                                                      =============       =============

Weighted average number of shares outstanding for basic and diluted
  earnings per share                                                    11,309,304          13,264,307
                                                                      =============       =============






                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended December 31, 1997 and 1998
                (dollars in thousands, except per share amounts)



                                                                             1997             1998
Revenues:
     Sales                                                                $  3,296           $   4,716
     Services                                                               15,407              16,536
     Rentals                                                                   516                 310
                                                                      --------------      -------------
                                                                            19,219              21,562

Costs:
     Costs of sales                                                          2,448               3,883
     Costs of services                                                       7,876               9,587
     Costs of rentals                                                          167                  45
                                                                      -------------       -------------
                                                                            10,491              13,515
Depreciation                                                                 2,081               2,015
                                                                      -------------       -------------
Gross profit                                                                 6,647               6,032

Selling, general and administrative expenses                                 4,669               5,278

Amortization                                                                   225                 273
                                                                      -------------       -------------
Operating income from continuing operations                                   1,753                481

Other (expense) income:

          Interest expense                                                    (949)             (1,023)

          Interest income and other                                             33                  16
                                                                      -------------       -------------
Income (loss) before income taxes and discontinued operations                  837                (526)

Income tax expense (benefit)                                                   445                 (76)
                                                                      -------------       -------------
Income (loss) from continuing operations                                       392                (450)

Discontinued operations:

          Loss from operations of the Consulting Services segment
            (less applicable income tax benefit of $11)                        (19)               -
                                                                      -------------       -------------
Net income (loss)                                                         $    373           $    (450)
                                                                      =============       =============

Earnings per share:
   Basic:
       Income (loss) from continuing operations                           $   0.03           $   (0.03)
       Loss from discontinued operations                                       -                  -
                                                                      -------------       -------------
       Net income (loss)                                                  $   0.03           $   (0.03)
                                                                      =============       =============

   Diluted:
       Income (loss) from continuing operations                           $   0.03           $   (0.03)
       Loss from discontinued operations                                       -                  -
                                                                      -------------        ------------
       Net income  (loss)                                                 $   0.03           $   (0.03)
                                                                      =============        ============

Weighted average number of shares outstanding for basic and diluted
  earnings per share                                                    13,238,307          13,264,307
                                                                      =============        ============






                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months Ended December 31, 1997 and 1998
                             (dollars in thousands)



                                                                             Six                 Six
                                                                         Months Ended       Months Ended
                                                                         December 31,       December 31,
                                                                             1997               1998

Operating Activities
Net cash used in operating activities                                     $ (6,818)       $      (33)

Investing Activities
Additions to fixed assets                                                   (2,108)            (5,199)
Proceeds from sale of fixed assets                                             120                 43
Increase in receivable from officers                                           -                  (25)
(Increase) decrease in receivable from affiliates                             (121)                40
                                                                      -------------       ------------
Net cash used in investing actvities                                        (2,109)            (5,141)

Financing Activities

Increase in subordinated debt                                                   63                102
Proceeds from long-term borrowing                                           41,800             15,873
Repayments of borrowings                                                   (31,076)           (11,569)
                                                                      ------------        ------------
Net cash provided by financing activites                                    10,787              4,406

Net increase (decrease) in cash                                              1,860               (768)
Cash and cash equivalents, beginning of period                                 390              1,492
                                                                      ------------        ------------
Cash and cash equivalents, end of period                                  $  2,250           $    724
                                                                      =============       =============






                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Six Months Ended December 31, 1998
                             (dollars in thousands)




                                                     Common        Common
                                                      Stock         Stock       Paid-In      Retained
                                                     Shares        Amount       Capital       Deficit       Total
                                                  ------------------------------------------------------------------
Balance at June 30, 1998                            13,264,307    $ 132        $ 21,196     $   (603)      $ 20,725

Issuance of independent contractors
  compensatory stock options                            -            -               22         -                22

Net loss                                                -            -            -             (736)          (736)

                                                  ------------------------------------------------------------------
Balance at December 31, 1998                        13,264,307    $ 132        $ 21,218     $ (1,339)      $ 20,011
                                                  ==================================================================







                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements of Video Services Corporation ("Old Video
Services Corporation") as of and for the year ended June 30, 1998 included in the Form 10-K filed by the Company (as defined below).

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

       As part of the Merger, the Company made a strategic evaluation of facilities and personnel requirements and determined that certain IPL facilities would be closed with the equipment being consolidated into other facilities and determined that certain IPL personnel would be redundant. Accordingly, the Company recorded a reserve for severance costs of $1,426 and lease related costs of $993 as of August 27, 1997. The balance of the liability was $1,805 and $1,246 at June 30, 1998 and December 31, 1998, respectively. At June 30, 1998 it was estimated that approximately $1,101 of such expenditures would be made in fiscal 1999, $380 in fiscal 2000, $196 in fiscal 2001 and $128 in fiscal 2002. The Company anticipates that funding for these amounts will be provided by operations.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 1 - Basis of Presentation (continued)

       At the time of the merger, IPL had combined assets of $43,677, which consisted of net accounts receivable ($9,966), prepaid and other current assets ($1,348), net fixed assets ($29,259), net deferred tax assets ($2,324), and other long-term assets ($780). The combined liabilities consisted of accounts payable and accrued payables ($6,707), long-term debt ($30,464), income tax payables ($298), and other liabilities ($1,463). Consideration in applying purchase accounting to the Merger is based upon the IPL shares of common stock outstanding immediately prior to the Merger of 6,226,958 at a per share value of $3.50.

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

       The S corporations, through their ownership of MAL Partners and L.I.M.A. Partners, at the time of the Contribution had combined assets of $3,801, which consisted of net accounts receivable ($9), prepaid expenses and other current assets ($74), buildings, satellite equipment and land ($3,198), and other long-term assets ($520). The combined liabilities consisted of accounts payable and accrued expenses ($62), mortgage obligations ($3,588), deferred taxes ($19), payable to the Company ($1,314), payable to affiliates ($52) and other current liabilities ($29).

       The following presents the unaudited combined pro forma results of operations for the six month period ended December 31, 1997, as if the Merger and Contribution had occurred as of July 1, 1997. The unaudited combined pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had IPL and Old Video Services Corporation actually combined during the periods presented or of future results of operations of the combined operations.

     (dollars in thousands, except per share amounts)
                                                          1997
                                                     --------------
 Revenues.......................................      $   38,028
 Income from continuing operations..............          1,006
 Income from continuing operations per share....            .08
 Net income.....................................            807
 Net income per share...........................            .06

       Pro forma income from continuing operations and net income per share are based on the weighted average number of shares outstanding after the Merger of 13,238,307. Included in the net income for the period ended December 31, 1997 is approximately $199 of loss from discontinued operations relating to the Consulting Services segment which was previously owned by IPL (see Note 8).

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 2 - Inventories

       Inventories which consist of system components and equipment which are valued at the lower of specific cost or market and tape stock which is valued at the lower of cost or market on a FIFO basis.

Note 3 - Accounts Receivable

                                                                   June 30,                December 31,
                                                                     1998                      1998
                                                             ---------------------     ---------------------
Accounts receivable, trade............................         $           12,579        $           14,147
Contracts receivable billed:
   Uncompleted contracts..............................                      2,031                     1,346
   Completed contracts................................                        738                        25
                                                             ---------------------     ---------------------
                                                                           15,348                    15,518

Less:  Allowance for doubtful accounts
          and volume discounts........................                      1,179                     1,144
                                                             =====================     =====================
                                                               $           14,169        $           14,374
                                                             =====================     =====================

Note 4 - Fixed Assets

       Fixed assets, at cost, including equipment under capitalized leases, summarized by major categories consist of the following:

                                                                   June 30,                December 31,
                                                                     1998                      1998
                                                             ---------------------     ---------------------
Machinery and equipment................................        $           38,868        $           39,703
Leasehold improvements.................................                    11,195                    11,839
Furniture and fixtures.................................                     2,028                     2,125
Transportation equipment...............................                       281                       281
Building...............................................                     2,199                     2,199
Land...................................................                     1,967                     1,967
Equipment under capital leases.........................                     1,440                     5,201
                                                             ---------------------     ---------------------
                                                                           57,978                    63,315
Less:  Accumulated depreciation........................                    21,388                    25,443
                                                             =====================     =====================
                                                               $           36,590        $           37,872
                                                             =====================     =====================

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 5 - Segment Data

       In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is required to be adopted for fiscal years beginning after December 15, 1997. Statement No. 131 will require the Company to disclose revenues, earnings and other financial information pertaining to the business segments by which the Company is managed, as well as what facts management used to determine these segments. The Company is currently evaluating the effects Statement No. 131 will have on its financial statements and related disclosures. This statement will become effective for the fiscal year ending June 30, 1999.

       The Company's continuing operations are divided into three segments (i) Satellite and Distribution Services, (ii) Systems and Products and (iii) Productions Services. The Satellite and Distribution Services segment integrates and distributes broadcast quality video content via a satellite and fiber optic transmission network routed through its digital/analog switching center and is an international provider of technical and distribution services to distributors of television programming. The Systems and Products segment designs, engineers and produces advanced video facilities for the broadcast and cable television, post-production and corporate markets. This segment also develops, manufacturers and markets advanced color correcting and manipulation systems for the film, post-production and multimedia industries and rents professional video equipment to the sports, entertainment and other segments of the broadcast and cable television  and  corporate  markets.  The  Production  Services  segment  is  an international provider of technical and creative services to owners and producers of television programming, television advertising and other programming content.

       The Company operates primarily in the United States; foreign operations are not significant. Intersegment sales are accounted for at cost.

       The Company does not allocate income and expenses that are of a general corporate nature to industry segments in computing operating income. These include corporate expenses, interest income and expenses, and certain other income and expenses not directly attributable to a specific segment. Identifiable assets by segment include assets directly identifiable with those operations. Other assets primarily consist of corporate cash and cash equivalents and fixed assets associated with nonsegment activities.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 5 - Segment Data (Continued)

     Summarized financial information by business segment for the three and six month periods ended December 31, 1997 and 1998 is as follows:


                                                  Three                Three                 Six                  Six
                                               Months Ended         Months Ended         Months Ended        Months Ended
                                               December 31,         December 31,         December 31,        December 31,
                                                   1997                 1998                 1997                1998
                                             -----------------    -----------------    -----------------    ----------------
Net revenue from unaffiliated customers:
Systems and Products.......................   $        3,822       $        5,108       $         8,491      $       11,329
Satellite and Distribution Services........            5,874                7,943                 9,220              14,986
Production Services........................            9,523                8,511                12,926              17,153
                                             =================    =================    =================    ================
Net revenue................................   $       19,219       $       21,562       $        30,637      $       43,468
                                             =================    =================    =================    ================

Intersegment revenues:
Systems and Products.......................   $           14       $          244       $            42      $        1,569
Satellite and Distribution Services........              304                  281                   522                 602
Production Services........................              386                   94                   481                 197
                                             =================    =================    =================    ================
Total intersegment revenues................   $          704       $          619       $         1,045      $        2,368
                                             =================    =================    =================    ================

Operating income:
Systems and Products.......................   $          493       $          246       $         1,684      $          938
Satellite and Distribution Services........            1,672                1,352                 2,407               2,609
Production Services........................              913                  218                 1,384                 265
Corporate..................................           (1,325)              (1,335)               (2,229)             (2,590)
                                             -----------------    -----------------    -----------------    ----------------
Operating income from continuing
   operations..............................   $        1,753       $          481       $         3,246      $        1,555

Interest expense, net......................             (949)              (1,023)               (1,490)             (2,077)
Other income...............................               33                   16                    64                  28
                                             =================    =================    =================    ================
Income (loss) before income taxes and
   discontinued operations.................   $          837       $         (526)      $         1,820      $         (827)
                                             =================    =================    =================    ================



                                                                                           June 30,          December 31,
                                                                                             1998                1998
                                                                                       -----------------    ----------------
Identifiable assets at June 30, and December 31, 1998:
Systems and Products............................................................       $          5,971     $         4,880
Satellite and Distribution Services.............................................                 16,460              20,826
Production Services.............................................................                 29,787              25,282
Corporate.......................................................................                 29,642              32,853
                                                                                       =================    ================
Total assets....................................................................       $         81,860     $         83,841
                                                                                       =================    ================

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 6 - Earnings Per Share

       In 1997,  the Financial  Accounting  Standard  Board issued  Statement of
Financial Accounting Standards No. 128, Earnings per share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities, Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

     The following table sets forth the computation of basic and diluted earnings per share.

                                                    Three           Three Months           Six                 Six
                                                Months Ended           Ended           Months Ended        Months Ended
                                                December 31,        December 31,       December 31,        December 31,
                                                    1997                1998               1997                1998
                                               ----------------    ---------------    ---------------     ---------------

Numerator:
   Income (loss) from continuing operations    $           392     $         (450)    $          946      $         (736)
                                               ----------------    ---------------    ---------------     ---------------

   Numerator for basic earnings (loss) per
      share-income (loss) available to
      common stockholders................      $           392     $         (450)    $          946      $         (736)

   Effect of dilutive securities:
      4% convertible subordinated notes and
      stock options......................            ---                  ---                ---                 ---
                                               ----------------    ---------------    ---------------     ---------------

   Numerator for diluted earnings (loss) per
      share-income (loss) from continuing
      operations available to common
      stockholders after assumed conversions   $           392     $         (450)    $          946      $         (736)
                                               ================    ===============    ===============     ===============


Denominator:

   Denominator for basic earnings per
      share-weighted-average shares......           13,238,307         13,264,307         11,309,304          13,264,307

   Effect of dilutive securities:
      4% convertible subordinated notes and
      stock options......................            ---                 ---                ---                 ---
                                               ----------------    ---------------    ---------------     ---------------

   Denominator for diluted earnings per
      share-adjusted weighted-average
      share and assumed conversions......          13,238,307          13,264,307         11,309,304          13,264,307
                                               ================    ===============    ===============     ===============

   Basic earnings (loss) per share from
      continued operations...............      $          0.03     $        (0.03)    $         0.08      $        (0.06)
                                               ================    ===============    ===============     ===============

   Diluted earnings (loss) per share from
      continued operations...............      $          0.03     $        (0.03)    $         0.08      $        (0.06)
                                               ================    ===============    ===============     ===============

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

Note 7 - Long-Term Debt

                                                                           June 30,          December 31,
                                                                             1998                1998
                                                                         --------------    -----------------
Senior secured term loan...........................................      $      30,000      $        27,750
Senior secured revolving credit loan...............................              2,600                6,000
Mortgage payable to credit  institution  bearing interest at 8.95%-
prime (8.5% at June 30, 1998 and 7.75% at December 31, 1998)plus 1%
collateralized by fixed assets with net book value at $2,478 and
$2,437.............................................................              2,426                2,318
Capitalized lease obligations......................................              1,280                4,757
                                                                         --------------    -----------------
                                                                                36,306               40,825
Less:  current maturities..........................................              5,338                6,695
                                                                         ==============    =================
                                                                         $      30,968      $        34,130
                                                                         ==============    =================


     In connection with the Merger, the Company refinanced all IPL's and Old Video's long-term indebtedness (excluding capital lease obligations, Old Video's mortgage payable, IPL's subordinated debt and IPL's note payable to Cognitive Communications, Inc.)including lines of credit, with a $33,000 term loan and a $17,000 revolving line of credit.

       Senior Secured Long-Term Debt - The Company established a $33,000 senior secured term loan (the "Term Loan") and the Revolving Loan (as defined herein), with a five-year facility provided by KeyBank, as the agent bank (the "Facility") which are secured by all assets of the Company and its existing and future directly and indirectly owned subsidiaries. The Revolving Loan bear interest at the lenders' prime rate minus 1.0% or LIBOR (London Interbank Offered Rate) plus a number of basis points based upon the Company's leverage ratio (funded debt divided by EBITDA), which is LIBOR plus 1.75%. The Term Loan bears interest at LIBOR plus a number of basis points based upon the Company's leverage ratio, which is LIBOR plus 1.75%. The facility contains various convenants that require the Company to maintain certain financial ratios, limits capital expenditures, prohibit dividends and similar payments and restrict the Company's ability to incur other indebtedness. The Facility is guaranteed by all of the Company's subsidiaries.

       In August 1997, the Company entered into an interest rate swap agreement with KeyBank to reduce the impact of changes in interest rates on its Term Loan. The agreement, which matures in five years, has a total beginning notional principal amount of $33,000, which decreases in accordance with scheduled principal payments on the Company's Term Loan. The swap agreement effectively converts the Company's borrowings under its Term Loan to a fixed rate. The company pays the counterparty a fixed rate of 7.58% per annum and receives payments based upon the floating one month LIBOR rate. The Company is exposed to credit loss in the event of nonperformance by the counterparty; however, the Company does not anticipate nonperformance by the counterparty.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 7 - Long Term Debt (continued)

       Revolving Credit Facility - The Company established a $17,000 senior secured revolving credit facility (the "Revolving Loan") with KeyBank. The Company had outstanding direct borrowings of $6,000 under the Revolving Loan at December 31, 1998. The Company also has outstanding under the Revolving Loan letters of credit of approximately $996 at December 31, 1998. The Company's Revolving Loan weighted average interest rate was 6.84% at December 31, 1998.

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

Note 8 - Discontinued Operations

       On November 30, 1997, management, which had the authority to approve the action, committed the Company to a formal plan to dispose of its interest in the Consulting Services segment, acquired in the Merger, which provides strategic consulting services in the area of communications, design and implementation of intranets, extranets and internets. Management closed the Consulting Services segment November 1998.

       Losses from the discontinued Consulting Services segment amounted to $140 from the date of the Merger through November 30, net of applicable income tax benefit of $73, and are shown separately in the consolidated statements of income. Revenues of the discontinued Consulting Services segment were $558 from the date of the Merger through December 31, 1997 and $581 for the six months ended December 31, 1998. Included in other current liabilities at December 31, 1998 is a reserve of $417 for future losses expected to be incurred, relating to the disposal of the Consulting Services segment.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                      (in thousands, except share amounts)

General

     On August 27, 1997, Video Services Corporation ("Old Video") merged with and into International Post Limited ("IPL") with IPL being the surviving corporation (the "Merger"). At the effective time of the Merger, IPL changed its name to Video Services Corporation. References herein to the "Company" refer to the combined company after giving effect to the Merger. The Merger was accounted for as a reverse acquisition whereby the pre-Merger financial statements of Old Video became the historical financial statements of the Company. As a result of the Merger, the results of operations and cash flows reported for the Company for the six months ended December 31, 1998 are not necessarily comparable to those for the six months ended December 31, 1997. The results of operations and cash flows as reported represent those of the Company for the six month periods ended December 31, 1998 and 1997, and include the results of operations and cash flows of IPL from the date of the Merger through December 31, 1998. Certain comparable references to IPL's 1997 figures include pre-acquisition amounts that are not included in the financial statements, but are included in the following discussions for comparative purposes only. In addition, in August 1997 the principal stockholders of Old Video contributed to merger (the "Contribution") the stock of two S corporations holding all of the general and limited partnership interests in MAL Partners and L.I.M.A. Partners, which partnerships owned real estate and equipment which was leased solely to Video and IPL. The Contribution, which represents a transfer between entities under common control, has been recorded at the lower of historical amortized cost or fair value. See
Note 1 to the Company's unaudited condensed consolidated financial statements included herein. The following discussion and analysis should be read in conjunction with such historical consolidated financial statements and the notes thereto.

Overview

       The Company's business is currently divided into three segments: (i) Satellite and Distribution Services, (ii) Systems and Products and (iii) Production Services (see Note 5). The Satellite and Distribution Services segment integrates and distributes broadcast quality video content via a satellite and fiber optic transmission network routed through its digital/analog switching center. The Systems and Products segment designs, engineers and produces advanced video facilities for the broadcast and cable television, post-production and corporate markets. This segment also develops, manufactures and markets advanced color correcting and manipulations systems for the film, post-production and multimedia industries and rents professional video equipment to the sports, entertainment and other segments of the broadcast and cable television and corporate markets. The Production services segment is an international provider of technical and creative services to owners, producers and distributors of television programming and other programming content.

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

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)
                      (in thousands, except share amounts)


Results of Continuing Operations

                Three Months Ended  December  31, 1998  compared to Three Months
                      Ended December 31,1997.

       Total revenues increased by $2,343 to $21,562 in 1998 from $19,219 in 1997. Revenues from the Satellite and Distribution Services segment increased by $2,069 to $7,943 in 1998 from $5,874 in 1997. This increase was primarily due to the opening of the new facility in Burbank, California, an increase in syndicated satellite services and an increase in the number of customers connected to the Company's satellite and fiber optic network. Revenues from the Systems and Products segment increased by 33.6% to $5,108 in 1998 from $3,822 in 1997 due to increased demand for design and installation of video systems. The amount of the increase was greater as a result of a prior year significant contract pursuant to which the Company received a commission based on equipment used in such video systems which were purchased directly by the customer from third parties. For other contracts, the Company records revenues from the sale of such equipment as well as the cost related to the purchases thereof. The Production Services segment decreased by 10.6% from $9,523 in 1997 to $8,511 in 1998. The decrease is primarily due to a lower volume of creative editorial services and reduced commercial post production services offset by increased episodic services.

       Total costs of sales, services and rentals increased by $3,024 to $13,515 in 1998 from $10,491 in 1997. Costs of the Satellite and Distribution Services segment increased by $1,740 to $4,273 in 1998 from $2,533 in 1997. This increase consisted primarily of costs associated with the new West Coast facility, higher syndication costs and fiber usage. Costs of the Systems and Products segment increased by $1,425 to $4,029 in 1998 from $2,604 in 1997. The growth in costs of the Systems and Products segment was driven by the increased volume of installations of video systems as well as the effects of the significant contract pursuant to which the Company received a commission as discussed above. Costs of the Production Services segment decreased by $141 to $5,213 in 1998 from $5,354 in 1997.

       The Company's overall gross profit margin (excluding depreciation) decreased to 37.3% in 1998 from 45.4% in 1997. Gross profit margin from the Satellite and Distribution Services segment decreased from 56.9% in 1997 to 46.2% in 1998 as a result of the opening of the new West Coast facility and a greater proportion of syndication revenues. Gross profit margin from the Systems and Products segment decreased to 21.1% in 1998 from 31.9% in 1997 primarily as a result of the change in contract structure discussed above and from a lower proportion of revenue contributed by the equipment rental division in 1998. Gross profit margin from Production Services segment decreased to 38.7% in 1998 from 43.8% in 1997 as a result of a decrease in revenues combined with stable fixed costs. Since a high proportion of costs attributable to the Production Services segment are fixed, decreases in revenues do not result in proportionate decreases in costs.

       Selling, general and administrative expenses increased to $5,278 in 1998 from $4,669 in 1997, which increases primarily resulted from the additional administrative salaries and occupancy costs associated with the opening of the new West Coast facility. However, as a result of the Company's increased revenue, selling, general and administrative expenses as a percentage of revenues increased by only 0.2% to 24.5% in 1998 from 24.3% in 1997.

       Depreciation expense decreased to $2,015 in 1998 from $2,081 in 1997. Amortization expense increased to $273 in 1998 from $225 in 1997 reflecting the amortization of the goodwill (excess of cost over the fair value of net assets acquired) recorded in connection with the Merger, which is being amortized over 25 years.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)
                      (in thousands, except share amounts)


Results of Continuing Operations (continued)

     Interest expense increased to $1,023 in 1998 from $949 in 1997 primarily due to the increased borrowings associated with the new West Coast facility.

       The effective tax rate applied against pre-tax income (loss) was (14.4)% in 1998 and 53.2% in 1997. The effective tax rate for 1998 as compared to the federal statutory tax rate of 34% was primarily the result of state income taxes and goodwill amortization created by the Merger which is not deductible for income tax purposes.

     Income (loss) from continuing operations decreased to $(450) in 1998 from $392 in 1997 primarily as a result of the factors discussed above.

            Six Months Ended December 31, 1998 compared to Six Months
                            Ended December 31, 1997.

       Total revenues increased by $12,831 to $43,468 in 1998 from $30,637 in 1997. Revenues from the Satellite and Distribution Services segment increased by $5,766 to $14,986 in 1998 from $9,220 in 1997. $7,578 of the $14,986 of 1998
Satellite and Distribution Services segment revenue was attributable to post-Merger contribution to revenues from Satellite and Distribution Services provided by IPL. Revenues from the Satellite and Distribution Services segment other than those provided by IPL increased by 37.8% to $7,408 in 1998 from $5,374 in 1997. This increase was primarily generated by the Goodwill Games, an increase in syndicated satellite services and an increase in the number of customers connected to the Company's satellite and fiber optic network. Revenues from the Satellite and Distribution Services segment provided by IPL increased by 26.3% from $6,000 in 1997 to $7,578 in 1998. The increase is primarily due to the opening of the new facility in Burbank, California. Revenues from the Systems and products segment increased by 33.4% to $11,329 in 1998 from $8,491 in 1997 due to increased demand for design and installation of video systems. The amount of the increase was greater as a result of a prior year significant contract pursuant to which the Company received a commission based on equipment used in such video systems which were purchased directly by the customer from third parties. For other contracts, the Company records revenues from the sale of such equipment as well as the cost related to the purchases thereof. The Production Services segment revenues of $12,926 and $17,153 in 1997 and 1998, respectively, was solely attributable to post-Merger contributions provided by IPL. Revenues provided by IPL decreased by 5.8% from $18,211 in 1997 to $17,153 in 1998. The decrease is primarily due to a lower volume of creative editorial services.

       Total costs of sales, services and rentals increased by $10,576 to $27,323 in 1998 from $16,747 in 1997. Costs of the Satellite and Distribution Services segment increased by $3,890 to $7,957 in 1998 from $4,067 in 1997. This increase was primarily attributable to costs of Satellite and Distribution Services by IPL of $2,576 and a $1,314 increase in costs of non-IPL services associated with the Goodwill Games and higher syndication costs and fiber usage. Costs of IPL Satellite and Distribution Services increased $1,748 to $4,250 in 1998 from $2,502 in 1997. This increase consisted primarily of costs associated with the new West Coast facility. Costs of the Systems and Products segment increased by $3,266 to $8,693 in 1998 from $5,427 in 1997. The growth in costs of the Systems and Products segment was driven by the increased volume of installations of video systems as well as the effects of the significant contract pursuant to which the Company received a commission as discussed above. Costs of the Production Services segment of $7,253 in 1997 and $10,673 in 1998 was solely attributed to costs provided by IPL. Costs of Production Services provided by IPL increased by $480 to $10,673 in 1998 from $10,193 in 1997.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)
                      (in thousands, except share amounts)


Results of Continuing Operations (continued)

       The Company's overall gross profit margin (excluding depreciation) decreased to 37.1% in 1998 from 45.3% in 1997. Gross profit margin from the Satellite and Distribution Services segment other than services provided by IPL decreased from 55.5% in 1997 to 50.0% in 1998 as a result of a greater proportion of syndication revenues as well as incremental costs associated with the Goodwill Games. Gross profit margin from Satellite and Distribution Services provided by IPL decreased from 56.5% in 1997 to 43.9% in 1998 as a result of the opening of the new West Coast facility. Gross profit margin from the Systems and Product segment decreased to 23.3% in 1998 from 36.1% in 1997 primarily as a result of the change in contract structure discussed above and from a lower proportion of revenues contributed by the equipment rental division in 1998. Gross profit margin from Production Services decreased to 37.8% in 1998 from 43.9% in 1997 as a result of a decrease in revenues combined with stable fixed costs. Since a high proportion of costs attributable to the Production Services segment are fixed, decreases in revenues do not result in proportionate decreases in costs.

       Selling, general and administrative expenses increased to $10,236 in 1998 from $7,320 in 1997, which increases primarily resulted from the additional administrative salaries and occupancy costs associated with IPL's operations. However, as a result of the Company's increased revenue, selling, general and administrative expenses as a percentage of revenues decreased to 23.5% in 1998 from 23.9% in 1997.

       Depreciation expense increased to $4,151 in 1998 from $3,016 in 1997, primarily due to the significant amount of fixed assets of IPL acquired by the Merger. Amortization expense increased to $536 in 1998 from $308 in 1997 reflecting the amortization of the goodwill (excess of cost over the fair value of net assets acquired) recorded in connection with the Merger, which is being amortized over 25 years.

       Interest expense increased to $2,077 in 1998 from $1,490 in 1997 primarily due to the assumption and refinancing by the Company of IPL's existing long-term indebtedness as part of the Merger. See "Liquidity and Capital Resources".

       The effective tax rate applied against pre-tax income (loss) was (11.0)% in 1998 and 48.0% in 1997. The effective tax rate for 1998 as compared to the federal statutory tax rate of 34% was primarily the result of state income taxes and goodwill amortization created by the Merger which is not deductible for income tax purposes.

     Income (loss) from continuing operations decreased to $(736) in 1998 from $946 in 1997 primarily as a result of the factors discussed above.

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

     In connection with the Merger, the Company refinanced substantially all of Old Video's and IPL's long-term indebtedness (excluding convertible subordinated debt, Old Video's mortgage payable, note payable to Cognitive Communications, Inc. and obligations under capital leases), including lines of credit, with a $33,000 term loan and a $17,000 revolving line of credit. The facility bears interest at: ( i ) the lenders' prime rate minus 1.00% or ( ii ) LIBOR plus a number of basis points based upon the Company's leverage ratio ( funded debt divided by EBITDA (defined as earnings before interest, taxes, depreciation and amortization), which is LIBOR plus 1.75% (the Company has the option to choose the applicable interest rate). Principal payments of $1,000 per quarter in respect of the term loan portion of the facility were due beginning December 31, 1997. Such quarterly principal payments increase to $1,250 per quarter on December 31, 1998 and then increase to $1,750 per quarter on December 31, 1999 and then further increase to $2,000 per quarter on September 30, 2001 with a balloon payment of $3,750 in respect of the term loan portion of the facility due on September 30, 2002. The facility is secured by all of the assets of the Company and its subsidiaries. No significant gain or loss resulted from the refinancing. The facility contains covenants, which require the Company to maintain certain financial ratios, prohibit dividends and similar payments and restrict the Company's ability to incur other indebtedness. The facility is guaranteed by all of the Company's subsidiaries.

     The proceeds of the facility were used as follows: approximately $23,400 to refinance IPL's outstanding long-term indebtedness, approximately $3,600 to refinance Old Video's outstanding long-term indebtedness and $1,485 of mortgage obligations of MAL Partners and approximately $1,800 to refinance Old Video's outstanding short-term line of credit. Approximately $3,500 was used to pay the fees and expenses incurred in connection with the Merger.

       In August 1997, the Company entered into an interest rate swap agreement on the $33,000 term loan, which decreases in accordance with scheduled principal payments on the Company's Term Loan. The swap agreement effectively converts the Company's borrowings under its Term Loan to a fixed rate of 7.58% per annum.

       At December 31, 1998, the Company's outstanding indebtedness was approximately $40,825, including $6,000 under the revolving credit facility. At December 31, 1998, the weighted average interest rate was approximately 8.08% on the Company's outstanding indebtedness. The remainder of the facility
(approximately $10,004) will be available for future working capital requirements and general corporate purposes.

       In July 1998, the Company opened an additional facility in California. The new facility provides distribution services to international television program originators and distributors: such services include standards conversion, syndication and international duplication. Management believes that the facility will give the company an opportunity to recapture business lost to those of its competitors operating on the West Coast, as well as to attract additional customers located on the West Coast. This expansion required approximately $5.2 million in capital expenditures. The source of the capital expenditures and operating funds was a combination of internally generated funds and capital equipment leases.

                  VIDEO SERVICES CORPORATION AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)
                      (in thousands, except share amounts)


Liquidity and Capital Resources (continued)

       Cash Flow from Operating Activities. For the six months ended December 31, 1998, net cash used in operating activities was $33, primarily resulting from EBITDA of $5,937, which was offset by increases in working capital requirements, primarily the operating costs associated with the new West Coast facility. For the six months ended December 31, 1997, net cash used in operating activities was $6,818, primarily resulting from EBITDA of $6,634, which was offset by increases in working capital requirements, primarily the payment of transaction costs associated with the Merger.

     Cash Flow from Investing Activities. For the six months ended December 31, 1998, the Company used $5,141 for investing activities, consisting of $5,199 for the purchase of additional equipment, which was offset by sales of fixed assets. Approximately $2,098 of additional equipment was used for the West Coast facility.

       Cash Flow from Financing Activities. For the six months ended December 31, 1998, cash provided by financing activities, net of repayment of borrowings of long-term indebtedness, was $4,406. Such amount primarily consisted of $12,330 in borrowings under the revolving line of credit described above and $3,543 of capital equipment leases. The Company repaid $11,569 of borrowings primarily in connection with the revolving line of credit and the refinancing described above.

Impact of Year 2000:

       The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failure. The Company has conducted a review of its computer information systems and its technological operating equipment to identify the systems that could be affected by the year 2000 compliance issue.

     The Company uses purchased software programs for a variety of functions, including general ledger, accounts payable, and accounts receivable accounting packages as well as comprehensive facility management packages. These programs are generally Year 2000 compliant, and any software and/or computer systems not currently compliant will be upgraded during fiscal 1999 under existing maintenance and other agreements and through normal replacement programs currently in place. A review of the Company's equipment containing embedded microprocessors or other technology has revealed few systems that are not Year 2000 compliant and those that are not compliant are expected to be upgraded through normal maintenance replacements in 1999. Operation of these systems is generally not time-sensitive and, if necessary, equipment settings can be adjusted without posing any significant operational problems for the Company.

       Based on these reviews, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods.

       To date, the Company has not identified any system which presents a material risk of not being Year 2000 ready in a timely fashion or for which a suitable alternative cannot be implemented. As the Company progresses with its Year 2000 conversion, however, it may identify systems which do present a material risk of Year 2000 disruption. Such disruption may include, among other things, the inability to process transactions or information, to record, access data, or engage in similar normal business activities. If the Company, its customers or vendors are unable to resolve such processing issues in a timely matter, it could result in a material financial risk. Accordingly, the Company will devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)
                      (in thousands, except share amounts)


Impact of Year 2000 (continued)

       The discussion above contains certain forward looking statements. The costs of the Year 2000 conversion, the date which the Company has set to complete such conversion, and possible risks associated with the Year 2000 issue are based on the Company's current estimates and are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations. Such uncertainties include, among others, the success of the Company in identifying systems that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected systems, the availability of qualified personnel, consultants and other resources, and the success of the Year 2000 conversion efforts of others.

Quantitative and Qualitative Disclosures about Market Risk:

       Market risks relating to the Company's operations result primarily from change in interest rates as well as credit risk concentrations. To address these risks the Company entered into an interest rate swap as described below. The Company does not use financial instruments for trading purposes.

       The Company hedges its exposure to changes in interest rates on its senior secured term loan. In August 1997, the Company entered into a five year interest rate hedge agreement with a total notional amount of $33,000 to manage interest costs associated with changing interest rates. This agreement converts underlying variable rate debt based on LIBOR under the Company's term loan to fixed rate debt with an interest rate of 8.33%.

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


                           VIDEO SERVICES CORPORATION
                                  (Registrant)



Date:  February 12, 1999                          /s/Louis H. Siracusano
                                                  ---------------------------
                                                  Name: Louis H. Siracusano
                                                  Title: President and
                                                         Chief Executive Officer

Date:  February 12, 1999                          /s/Steven G. Crane
                                                  ---------------------------
                                                  Name: Steven G. Crane
                                                  Title: Vice President and
                                                         Chief Financial Officer