Form 10-Q
period 1999-03-31
VIDEO SERVICES CORP
filed 1999-05-14
CIK 913888

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                 Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, $.01 par value per share, as of May 14, 1999, was 13,264,307.

                           VIDEO SERVICES CORPORATION

                                      INDEX


PART I.           FINANCIAL INFORMATION

The audited consolidated financial information at June 30, 1998 and the unaudited consolidated financial information at March 31, 1999 and for the three and nine month periods ended March 31, 1998 and 1999 relate to Video Services Corporation and its subsidiaries.


Item 1.                     FINANCIAL STATEMENTS                            PAGE


         Condensed Consolidated Balance Sheets as of June 30, 1998
         and March 31, 1999                                                    3

         Condensed Consolidated Statements of Operations for
         the nine months ended March 31, 1998 and 1999                         4

         Condensed Consolidated Statements of Operations for
         the three months ended March 31, 1998 and 1999                        5

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended March 31, 1998 and 1999                     6

         Condensed Consolidated Statement of Stockholders' Equity for
         the nine months ended March 31, 1999                                  7

         Notes to Condensed Consolidated Financial Statements                  8

Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ----------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        16
         ---------------------------------------------


PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDING.....................................................23

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................23

Item 3.  DEFAULTS UPON SENIOR SECURITIES......................................23

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS..............................................................23

Item 5.  OTHER INFORMATION....................................................23

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................23


SIGNATURES....................................................................24

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     As of June 30, 1998 and March 31, 1999
                             (dollars in thousands)

                                                                         June 30,                     March 31,
ASSETS                                                                     1998                          1999
------                                                              -------------                 -------------
Current assets:
       Cash and cash equivalents                                        $  1,492                      $  1,314
       Accounts receivable, net                                           14,169                        13,489
       Inventories                                                         1,083                           721
       Costs and estimated earnings in excess of billings on
        uncompleted contracts                                                187                           365
       Deferred income taxes                                               1,535                         1,535
       Prepaid expenses and other current assets                             907                         3,034
                                                                    -------------                --------------
               Total current assets                                       19,373                        20,458

Fixed assets, net                                                         36,590                        37,448
Excess of cost over fair value of net assets acquired, net                22,289                        21,707
Receivable from affiliates                                                    42                           132
Receivable from officer                                                        -                            25
Deferred income taxes                                                      1,667                         2,708
Other assets                                                               1,899                         1,792
                                                                   --------------                --------------
               Total assets                                             $ 81,860                      $ 84,270
                                                                   ==============                ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
        Accounts payable and accrued expenses                           $  8,443                      $  9,529
        Billings in excess of costs and estimated
         earnings on uncompleted contracts                                 3,290                         1,200
        Current portion of long-term debt                                  5,338                         7,195
        Income taxes payable                                                 708                           551
        Other current liabilities                                          3,881                         4,287
                                                                   --------------                ---------------
               Total current liabilities                                  21,660                        22,762

Long-term debt                                                            30,968                        34,080
Subordinated debt                                                          5,442                         5,598
Other liabilities                                                          3,065                         2,640
                                                                   --------------                ---------------
               Total liabilities                                          61,135                        65,080
                                                                   --------------                ---------------

Commitments and contingencies

Stockholders' equity:
        Preferred stock:   $.01 par value - 3,000,000 shares
            authorized;  no shares outstanding at June 30, 1998
            and March 31, 1999                                               -                             -
        Common stock: $.01 par value, 25,000,000 share authorized, and 13,264,307 shares issued  and outstanding
            at June 30, 1998 and March 31, 1999                              132                           132
        Additional paid-in-capital                                        21,196                        21,218
        Retained deficit                                                    (603)                       (2,160)
                                                                   --------------                --------------
               Total stockholders' equity                                 20,725                        19,190
                                                                   --------------                --------------
               Total liabilities and stockholders' equity               $ 81,860                      $ 84,270
                                                                   ==============                ==============

                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Nine Months Ended March 31, 1998 and 1999
                (dollars in thousands, except per share amounts)

                                                                              1998               1999
                                                                       --------------     --------------
Revenues:
  Sales                                                                     $ 11,567           $ 16,518
  Services                                                                    38,003             48,442
  Rentals                                                                      1,523              1,208
                                                                       --------------     --------------
                                                                              51,093             66,168

Costs:
  Costs of sales                                                               8,508             13,744
  Costs of services                                                           19,545             27,658
  Costs of rentals                                                               440                398
                                                                       --------------     --------------
                                                                              28,493             41,800

Depreciation                                                                   5,024              6,457
                                                                       --------------     --------------

Gross profit                                                                  17,576             17,911

Selling, general and administrative expenses                                  12,067             15,420

Merger related costs                                                               -                331

Amortization                                                                     563                819
                                                                       --------------     --------------
Operating income from continuing operations                                    4,946              1,341

Other (expense) income:

        Interest expense                                                      (2,618)            (3,074)

        Interest and other income                                                101                 26
                                                                       --------------     --------------

Income (loss) before income taxes and discontinued operations                  2,429             (1,707)

Income tax expense (benefit)                                                   1,166               (150)
                                                                       --------------     --------------

Income (loss) from continuing operations                                       1,263             (1,557)

Discontinued operations:
        Loss from operations of the Consulting Services segment
         (less applicable income tax benefit of $73)                            (140)                 -

                                                                       --------------     --------------
Net income (loss)                                                           $  1,123           $ (1,557)
                                                                       ==============     ==============
Earnings per share:
  Basic:
    Income (loss) from continuing operations                                $   0.11           $  (0.12)
    Loss from discontinued operations                                          (0.02)                 -
                                                                       --------------     --------------
    Net income (loss)                                                       $   0.09           $  (0.12)
                                                                       ==============     ==============

  Diluted:
    Income (loss) from continuing operations                                $   0.11           $  (0.12)
    Loss from discontinued operations                                          (0.02)                 -
                                                                      ---------------    ---------------
    Net income  (loss)                                                      $   0.09           $  (0.12)
                                                                      ===============    ===============

Weighted average number of shares outstanding for basic and diluted
 earnings per share                                                       11,948,137         13,264,307
                                                                      ===============    ===============

                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1998 and 1999
                (dollars in thousands, except per share amounts)

                                                                             1998               1999
                                                                      ---------------    ---------------
Revenues:
  Sales                                                                     $  4,096           $  6,000
  Services                                                                    15,857             16,303
  Rentals                                                                        503                397
                                                                      ---------------    ---------------
                                                                              20,456             22,700
Costs:
  Costs of sales                                                               3,359              5,316
  Costs of services                                                            8,245              9,028
  Costs of rentals                                                               142                133
                                                                      ---------------    ---------------
                                                                              11,746             14,477

Depreciation                                                                   2,008              2,306
                                                                      ---------------    ---------------

Gross profit                                                                   6,702              5,917

Selling, general and administrative expenses                                   4,747              5,184

Merger related costs                                                             -                  331

Amortization                                                                     255                283
                                                                      ---------------    ---------------

Operating income from continuing operations                                    1,700                119

Other (expense) income:

        Interest expense                                                      (1,128)              (997)

        Interest and other income                                                 37                 (2)
                                                                      ---------------    ---------------

Income (loss) before income taxes                                                609               (880)

Income tax expense (benefit)                                                     292                (59)

                                                                      ---------------    ---------------
Net income (loss)                                                           $    317           $   (821)
                                                                      ===============    ===============

Earnings per share:
  Basic:
    Net income (loss)                                                       $   0.02           $  (0.06)
                                                                      ===============    ===============
  Diluted:
    Net income  (loss)                                                      $   0.02           $  (0.06)
                                                                      ===============    ===============

Weighted average number of shares outstanding for basic and diluted
  earnings per share                                                      13,254,196         13,264,307
                                                                      ===============    ===============

                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Nine Months Ended March 31, 1998 and 1999
                             (dollars in thousands)

                                                                             1998               1999
                                                                      ---------------    ---------------
Operating Activities
Net cash (used in) provided by operating activities                         $ (1,273)          $  2,131

Investing Activities
Additions to fixed assets                                                     (2,367)            (7,223)
Proceeds from sale of fixed assets                                               122                209
Increase in receivable from officers                                               -                (25)
Increase in receivable from affiliates                                          (118)              (180)
                                                                      ---------------    ---------------
Net cash used in investing actvities                                          (2,363)            (7,219)

Financing Activities
Increase in subordinated debt                                                    110                156
Proceeds from long-term borrowing                                             45,100             20,868
Repayments of borrowings                                                     (41,070)           (16,114)
                                                                      ---------------    ---------------
Net cash provided by financing activites                                       4,140              4,910

Net increase (decrease) in cash                                                  504               (178)
Cash and cash equivalents, beginning of period                                   390              1,492
                                                                      ---------------    ---------------
Cash and cash equivalents, end of period                                    $    894           $  1,314
                                                                      ===============    ===============

                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Nine Months Ended March 31, 1999
                             (dollars in thousands)

                                                          Common       Common
                                                           Stock        Stock      Paid-In     Retained
                                                           Shares       Amount      Capital     Deficit      Total
                                                    ----------------------------------------------------------------
Balance at June 30, 1998                                 13,264,307     $ 132      $ 21,196     $ (603)    $ 20,725

Issuance of independent contractors
  compensatory stock options                                -              -             22         -            22

Net loss                                                    -              -           -        (1,557)      (1,557)

                                                    ----------------------------------------------------------------
Balance at March 31, 1999                                13,264,307     $ 132      $ 21,218   $ (2,160)    $ 19,190
                                                    ================================================================

                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements of Video Services Corporation ("Old Video
Services Corporation") as of and for the year ended June 30, 1998 included in the Form 10-K filed by the Company (as defined below).

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

     As part of the Merger, the Company made a strategic evaluation of facilities and personnel requirements and determined that certain IPL facilities would be closed with the equipment being consolidated into other facilities and determined that certain IPL personnel would be redundant. Accordingly, the Company recorded a reserve for severance costs of $1,426 and lease related costs of $993 as of August 27, 1997. The balance of the liability was $1,805 and $1,083 at June 30, 1998 and March 31, 1999, respectively. At June 30, 1998 it was estimated that approximately $1,101 of such expenditures would be made in fiscal 1999, $380 in fiscal 2000, $196 in fiscal 2001 and $128 in fiscal 2002. The Company anticipates that funding for these amounts will be provided by operations.

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

     The following presents the unaudited combined pro forma results of operations for the nine month period ended March 31, 1998, as if the Merger and Contribution had occurred as of July 1, 1997. The unaudited combined pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had IPL and Old Video Services Corporation actually combined during the periods presented or of future results of operations of the combined operations.

                (dollars in thousands, except per share amounts)

                                                                                    1998
                                                                              ------------------
          Revenues.....................................................              $   58,484
          Income from continuing operations............................                   1,311
          Income from continuing operations per share..................                     .10
          Net income...................................................                   1,112
          Net income per share.........................................                     .08

     Pro forma income from continuing operations and net income per share are based on the weighted average number of shares outstanding after the Merger of 13,243,526. Included in the net income for the period ended March 31, 1998 is approximately $199 of loss from discontinued operations relating to the Consulting Services segment which was previously owned by IPL (see Note 8).

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

Note 3 - Accounts Receivable

                                                                    June 30,                 March 31,
                                                                      1998                      1999
                                                              ---------------------     ---------------------

Accounts receivable, trade............................               $      12,579             $      13,374
Contracts receivable billed:
   Uncompleted contracts..............................                       2,031                     1,026
   Completed contracts................................                         738                       223
                                                              ---------------------     ---------------------
                                                                            15,348                    14,623

Less:  Allowance for doubtful accounts
          and volume discounts........................                       1,179                     1,134
                                                              ---------------------     ---------------------
                                                                     $      14,169             $      13,489
                                                              =====================     =====================

Note 4 - Fixed Assets

     Fixed assets, at cost, including equipment under capitalized leases, summarized by major categories consist of the following:

                                                                    June 30,                 March 31,
                                                                      1998                      1999
                                                              ---------------------     ---------------------

Machinery and equipment................................              $      38,868             $      40,841
Leasehold improvements.................................                     11,195                    11,846
Furniture and fixtures.................................                      2,028                     2,135
Transportation equipment...............................                        281                       281
Building...............................................                      2,199                     2,199
Land...................................................                      1,967                     1,967
Equipment under capital leases.........................                      1,440                     5,203
                                                              ---------------------     ---------------------
                                                                            57,978                    64,472
Less:  Accumulated depreciation........................                     21,388                    27,024
                                                              ---------------------     ---------------------
                                                                     $      36,590             $      37,448
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

     The Company's continuing operations are divided into three segments (i) Satellite and Distribution Services, (ii) Systems and Products and (iii) Production Services (See Note 1).

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

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 5 - Segment Data (Continued)

     Summarized financial information by business segment for the three and nine month periods ended March 31, 1998 and 1999 is as follows:

                                                   Three                Three                 Nine                 Nine
                                                Months Ended         Months Ended         Months Ended         Months Ended
                                                 March 31,            March 31,            March 31,            March 31,
                                                    1998                 1999                 1998                 1999
                                              -----------------    -----------------    -----------------    -----------------
Revenues from unaffiliated customers:
Systems and Products...................       $          4,598     $          6,397     $          13,089    $          17,726
Satellite and Distribution Services....                  6,015                8,226                15,235               23,212
Production Services....................                  9,843                8,077                22,769               25,230
                                              -----------------    -----------------    -----------------    -----------------
Revenues...............................       $         20,456     $         22,700     $          51,093    $          66,168
                                              =================    =================    =================    =================

Intersegment revenues:
Systems and Products...................       $             56     $            212     $              98    $           1,781
Satellite and Distribution Services....                    325                  305                   847                  907
Production Services....................                    351                   69                   832                  266
                                              -----------------    -----------------    -----------------    -----------------
Total intersegment revenues............       $            732     $            586     $           1,777    $           2,954
                                              =================    =================    =================    =================

Operating income:
Systems and Products...................       $            394     $             (3)    $           2,078    $             935
Satellite and Distribution Services....                  1,583                1,804                 3,990                4,413
Production Services....................                  1,035                   54                 2,419                  319
Corporate..............................                 (1,312)              (1,736)               (3,541)              (4,326)
                                              -----------------    -----------------    -----------------    -----------------
Operating income from continuing
   operations..........................       $          1,700     $            119     $           4,946    $           1,341

Interest expense.......................                 (1,128)                (997)               (2,618)              (3,074)
Interest and other income..............                     37                   (2)                  101                   26
                                              -----------------    -----------------    ------------------   -----------------
Income (loss) before income taxes and
   discontinued operations.............       $            609     $           (880)    $           2,429    $          (1,707)
                                              =================    =================    =================    =================

                                                                                            June 30,            March 31,
                                                                                              1998                 1999
                                                                                        -----------------    -----------------

Identifiable assets at June 30, 1998 and March 31, 1999:
Systems and Products............................................................        $         5,971       $        3,641
Satellite and Distribution Services.............................................                 16,460               21,772
Production Services.............................................................                 29,787               25,805
Corporate.......................................................................                 29,642               33,052
                                                                                        -----------------    ----------------
Total assets....................................................................        $        81,860       $       84,270
                                                                                        =================    =================

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 6 - Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share.

                                                      Three               Three               Nine                Nine
                                                   Months Ended       Months Ended        Months Ended        Months Ended
                                                    March 31,           March 31,           March 31,          March 31,
                                                       1998               1999                1998                1999
                                                  ---------------    ---------------    ---------------    ---------------
Numerator:

   Income (loss) from continuing operations       $          317     $         (821)     $       1,263     $       (1,557)
                                                  ===============    ===============    ===============    ===============

   Numerator for basic earnings (loss) per
      share-income (loss) available to common
      stockholders.......................         $          317     $         (821)     $       1,263     $       (1,557)

   Effect of dilutive securities:
      4% convertible subordinated notes and
      stock options......................                ---                 ---                 ---                ---
                                                  ---------------    ----------------    --------------    ---------------

   Numerator for diluted earnings (loss) per
      share-income (loss) from continuing
      operations available to common
      stockholders after assumed conversions      $          317      $        (821)    $        1,263     $       (1,557)
                                                  ===============    ================    ==============    ===============


Denominator:

   Denominator for basic earnings per
      share-weighted-average shares......             13,254,196         13,264,307         11,948,137         13,264,307

   Effect of dilutive securities:
      4% convertible subordinated notes and
      stock options......................               ---                 ---                 ---                ---
                                                  ---------------    ----------------    --------------    ---------------

   Denominator for diluted earnings per
      share-adjusted weighted-average
      share and assumed conversions......             13,254,196         13,264,307         11,948,137         13,264,307
                                                  ===============    ================    ==============    ===============

   Basic earnings (loss) per share from
      continued operations...............         $         0.02     $        (0.06)    $         0.11     $        (0.12)
                                                  ===============    ================    ==============    ===============

   Diluted earnings (loss) per share from
      continued operations...............         $         0.02     $        (0.06)    $         0.11     $        (0.12)
                                                  ===============    ================    ==============    ===============

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

Note 7 - Long-Term Debt

                                                                            June 30,            March 31,
                                                                              1998                1999
                                                                          --------------     --------------
Senior secured term loan...........................................       $      30,000      $       26,500
Senior secured revolving credit loan...............................               2,600               8,000
Mortgage payable to credit  institution  bearing interest at 8.95% -
 prime (8.5% at June 30, 1998 and 7.75% at March 31,  1999) plus 1%
 collateralized  by fixed assets with net book value at $2,478 and
 $2,416.............................................................              2,426               2,264
Capitalized lease obligations......................................               1,280               4,511
                                                                          --------------      -------------
                                                                                 36,306              41,275
Less:  current maturities..........................................               5,338               7,195
                                                                          --------------     --------------
                                                                          $      30,968      $       34,080
                                                                          ==============     ==============

     In connection with the Merger, the Company refinanced all IPL's and Old Video's long-term indebtedness (excluding capital lease obligations, Old Video's mortgage payable, IPL's subordinated debt and IPL's note payable to Cognitive Communications, Inc.)including lines of credit, with a $33,000 term loan and a $17,000 revolving line of credit.

     Senior Secured Long-Term Debt - The Company established a $33,000 senior secured term loan (the "Term Loan") and the Revolving Loan (as defined herein), with a five-year facility provided by KeyBank, as the agent bank (the "Facility") which are secured by all assets of the Company and its existing and future directly and indirectly owned subsidiaries. The Revolving Loan bear interest at the lenders' prime rate minus 1.0% or LIBOR (London Interbank Offered Rate) plus a number of basis points based upon the Company's leverage ratio (funded debt divided by EBITDA). The Term Loan bears interest at LIBOR plus a number of basis points based upon the Company's leverage ratio. The facility contains various convenants that require the Company to maintain certain financial ratios, limits capital expenditures, prohibit dividends and similar payments and restrict the Company's ability to incur other indebtedness. During May 1999, the lenders amended the credit agreement, pursuant to which certain covenants and levels were changed for quarter ended March 31, 1999 and prospective periods. The Facility is guaranteed by all of the Company's subsidiaries.

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

     Revolving Credit Facility - The Company established a $17,000 senior secured revolving credit facility (the "Revolving Loan") with KeyBank. The Company had outstanding direct borrowings of $8,000 under the Revolving Loan at March 31, 1999. The Company also has outstanding under the Revolving Loan letters of credit of approximately $996 at March 31, 1999. The Company's Revolving Loan weighted average interest rate was 6.82% at March 31, 1999.

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

     Losses from the discontinued Consulting Services segment amounted to $140 from the date of the Merger through November 30, 1997 net of applicable income tax benefit of $73, and are shown separately in the consolidated statements of income. Revenues of the discontinued Consulting Services segment were $1,004 from the date of the Merger through March 31, 1998 and $686 for the nine months ended March 31, 1999. Included in other current liabilities at March 31, 1999 is a reserve of $244 for future losses expected to be incurred, relating to the disposal of the Consulting Services segment.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                      (in thousands, except share amounts)

General

     On August 27, 1997, Video Services Corporation ("Old Video") merged with and into International Post Limited ("IPL") with IPL being the surviving corporation (the "Merger"). At the effective time of the Merger, IPL changed its name to Video Services Corporation. References herein to the "Company" refer to the combined company after giving effect to the Merger. The Merger was accounted for as a reverse acquisition whereby the pre-Merger financial statements of Old Video became the historical financial statements of the Company. As a result of the Merger, the results of operations and cash flows reported for the Company for the nine months ended March 31, 1999 are not necessarily comparable to those for the nine months ended March 31, 1998. The results of operations and cash flows as reported represent those of the Company for the nine month periods ended March 31, 1999 and 1998, and include the results of operations and cash flows of IPL from the date of the Merger. Certain comparable references to IPL's 1997 figures include pre-acquisition amounts that are not included in the financial statements, but are included in the following discussions for comparative purposes only. In addition, in August 1997 the principal stockholders of Old Video contributed by merger (the "Contribution") the stock of two S corporations holding all of the general and limited partnership interests in MAL Partners and L.I.M.A. Partners, which partnerships owned real estate and equipment which was leased solely to Video and IPL. The Contribution, which represents a transfer between entities under common control, has been recorded at the lower of historical amortized cost or fair value. See Note 1 to the Company's unaudited condensed consolidated financial statements included herein. The following discussion and analysis should be read in conjunction with such historical consolidated financial statements and the notes thereto.

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

Discontinued Operations

     On November 30, 1997, management, which had the authority to approve the action, committed the Company to a formal plan to dispose of the Consulting Services segment providing strategic consulting services in the area of communications, design and implementation of intranets, extranets and internets. The Consulting Services segment was acquired in the Merger. Management closed the Consulting Services segment November 1998 (See Note 8).

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)
                      (in thousands, except share amounts)

Results of Continuing Operations

Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998.
--------------------------------------------------------------------------------

     Total revenues increased by $2,244 to $22,700 in 1999 from $20,456 in 1998. Revenues from the Satellite and Distribution Services segment increased by 36.8% to $8,226 in 1999 from $6,015 in 1998. This increase was primarily due to the opening of the new facility in Burbank, California, an increase in syndicated satellite services, international duplication, video transmissions and an increase in the number of customers connected to the Company's satellite and fiber optic network. Revenues from the Systems and Products segment increased by 39.1% to $6,397 in 1999 from $4,598 in 1998 due to increased demand for design and installation of video systems. The amount of the increase was greater as a result of a prior year significant contract pursuant to which the Company received a commission based on equipment used in such video systems which were purchased directly by the customer from third parties. For other contracts, the Company records revenues from the sale of such equipment as well as the cost related to the purchases thereof. The Production Services segment decreased by 17.9% from $9,843 in 1998 to $8,077 in 1999. The decrease is primarily due to a lower volume of creative editorial services and the loss of Discovery Channel's network operations.

     Total costs of sales, services and rentals increased by $2,731 to $14,477 in 1999 from $11,746 in 1998. Costs of the Satellite and Distribution Services segment increased by $1,451 to $4,074 in 1999 from $2,623 in 1998. This increase consisted primarily of costs associated with the new West Coast facility, higher syndication costs, higher equipment repairs and increased usage of part time and per diem personnel. Costs of the Systems and Products segment increased by $1,959 to $5,448 in 1999 from $3,489 in 1998. The growth in costs of the Systems and Products segment was driven by the increased volume of installations of video systems as well as the effects of the significant contract pursuant to which the Company received a commission as discussed above. Costs of the Production Services segment decreased by $679 from $5,634 in 1998 to $4,955 in 1999.

     The Company's overall gross profit margin (excluding depreciation) decreased to 36.2% in 1999 from 42.6% in 1998. Gross profit margin from the Satellite and Distribution Services segment decreased from 56.4% in 1998 to 50.5% in 1999 as a result of the opening of the new West Coast facility and a greater proportion of syndication revenues. Gross profit margin from the Systems and Products segment decreased to 14.8% in 1999 from 24.1% in 1998 primarily as a result of the change in contract structure discussed above and from a lower proportion of revenue contributed by the equipment rental division in 1999. Gross profit margin from Production Services segment decreased to 38.7% in 1999 from 42.8% in 1998 as a result of a decrease in revenues combined with stable fixed costs. Since a high proportion of costs attributable to the Production Services segment are fixed, decreases in revenues do not result in proportionate decreases in costs.

     Selling, general and administrative expenses increased to $5,184 in 1999 from $4,747 in 1998, which increases primarily resulted from the additional administrative salaries and occupancy costs associated with the opening of the new West Coast facility. However, as a result of the Company's increased revenue, selling, general and administrative expenses as a percentage of revenues decreased by 0.4% from 23.2% in 1998 to 22.8% in 1999.

     Merger related costs were incurred during the 1999 fiscal year. The Company received unsolicited expressions of interest in acquiring the Company from third parties. The Company incurred $331 of advisory and legal fees in connection with its evaluation of these expressions of interest. Since discussions have terminated, these costs were expensed.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)
                      (in thousands, except share amounts)

Results of Continuing Operations (continued)

     Depreciation expense increased to $2,306 in 1999 from $2,008 in 1998, primarily due to the new West Coast facility. Amortization expense increased to $283 in 1999 from $255 in 1998 reflecting the amortization of the goodwill (excess of cost over the fair value of net assets acquired) recorded in connection with the Merger, which is being amortized over 25 years.

     Interest expense decreased from $1,128 in 1998 to $997 in 1999, as a result of lower interest rates associated with the revolving line of credit.

     The effective tax rate applied against pre-tax income (loss) was (6.7)% in 1999 and 48.0% in 1998. The effective tax rate for 1999 as compared to the federal statutory tax rate of 34% was primarily the result of goodwill amortization created by the Merger, which is not deductible for income tax purposes and state income taxes.

     Net income (loss) decreased to $(821) in 1999 from $317 in 1998 primarily as a result of the factors discussed above.

  Nine Months Ended March 31, 1999 compared to Nine Months Ended March 31, 1998.
  ------------------------------------------------------------------------------

     Total revenues increased by $15,075 to $66,168 in 1999 from $51,093 in 1998. Revenues from the Satellite and Distribution Services segment increased by 52.4% to $23,212 in 1999 from $15,235 in 1998. $12,146 of the $23,212 of 1999
Satellite and Distribution Services segment revenue was attributable to post-Merger contribution to revenues from Satellite and Distribution Services provided by IPL. Revenues from the Satellite and Distribution Services segment other than those provided by IPL increased by 31.9% to $11,066 in 1999 from $8,387 in 1998. This increase was primarily generated by the Goodwill Games, an increase in syndicated satellite services and an increase in the number of customers connected to the Company's satellite and fiber optic network. Revenues from the Satellite and Distribution Services segment provided by IPL increased by 34.9% from $9,003 in 1998 to $12,146 in 1999. The increase is primarily due to the opening of the new facility in Burbank, California. Revenues from the Systems and Products segment increased by 35.4% to $17,726 in 1999 from $13,089 in 1998 due to increased demand for design and installation of video systems. The amount of the increase was greater as a result of a prior year significant contract pursuant to which the Company received a commission based on equipment used in such video systems which were purchased directly by the customer from third parties. For other contracts, the Company records revenues from the sale of such equipment as well as the cost related to the purchases thereof. The Production Services segment revenues of $22,769 and $25,230 in 1998 and 1999, respectively, was solely attributable to post-Merger contributions provided by IPL. Revenues provided by IPL decreased by 10.1% from $28,054 in 1998 to $25,230 in 1999. The decrease is primarily due to a lower volume of creative editorial services.

     Total costs of sales, services and rentals increased by $13,307 to $41,800 in 1999 from $28,493 in 1998. Costs of the Satellite and Distribution Services segment increased by $5,341 to $12,031 in 1999 from $6,690 in 1998. This increase was primarily attributable to costs of Satellite and Distribution Services by IPL of $3,649 and a $1,692 increase in costs of non-IPL services associated with the Goodwill Games, higher syndication costs and fiber usage. Costs of IPL Satellite and Distribution Services increased $2,820 to $6,588 in 1999 from $3,768 in 1998. This increase consisted primarily of costs associated with the new West Coast facility. Costs of the Systems and Products segment increased by $5,224 to $14,141 in 1999 from $8,917 in 1998. The growth in costs of the Systems and Products segment was driven by the increased volume of installations of video systems as well as the effects of the significant contract pursuant to which the Company received a commission as discussed above. Costs of the Production Services segment of $15,628 in 1999 and $12,886 in 1998 was solely attributed to costs provided by IPL. Costs of Production Services provided by IPL decreased by $198 from $15,826 in 1998 to $15,628 in 1999.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)
                      (in thousands, except share amounts)


Results of Continuing Operations (continued)

     The Company's overall gross profit margin (excluding depreciation) decreased to 36.8% in 1999 from 44.2% in 1998. Gross profit margin from the Satellite and Distribution Services segment decreased from 56.1% in 1998 to 48.2% in 1999. Gross profit margin from the Satellite and Distribution Services segment other than services provided by IPL decreased from 55.3% in 1998 to 50.8% in 1999 as a result of a greater proportion of syndication revenues as well as incremental costs associated with the Goodwill Games. Gross profit margin from Satellite and Distribution Services provided by IPL decreased from 58.1% in 1998 to 45.8% in 1999 as a result of the opening of the new West Coast facility. Gross profit margin from the Systems and Product segment decreased to 20.2% in 1999 from 31.9% in 1998 primarily as a result of the change in contract structure discussed above and from a lower proportion of revenues contributed by the equipment rental division in 1999. Gross profit margin from Production Services decreased to 38.1% in 1999 from 43.4% in 1998 as a result of a decrease in revenues combined with stable fixed costs. Since a high proportion of costs attributable to the Production Services segment are fixed, decreases in revenues do not result in proportionate decreases in costs.

     Selling, general and administrative expenses increased to $15,420 in 1999 from $12,067 in 1998, which increases primarily resulted from the additional administrative salaries and occupancy costs associated with the opening of the new West Coast facility. However, as a result of the Company's increased revenue, selling, general and administrative expenses as a percentage of revenues decreased to 23.3% in 1999 from 23.6% in 1998.

     Merger related costs were incurred during the 1999 fiscal year. The Company received unsolicited expressions of interest in acquiring the Company from third parties. The Company incurred $331 of advisory and legal fees in connection with its evaluation of these expressions of interest. Since discussions have terminated, these costs were expensed.

     Depreciation expense increased to $6,457 in 1999 from $5,024 in 1998, primarily due to the significant amount of fixed assets of IPL acquired by the Merger and the new West Coast facility. Amortization expense increased to $819 in 1999 from $563 in 1998 reflecting the amortization of the goodwill (excess of cost over the fair value of net assets acquired) recorded in connection with the Merger, which is being amortized over 25 years.

     Interest expense increased to $3,074 in 1999 from $2,618 in 1998 primarily due to the assumption and refinancing by the Company of IPL's existing long-term indebtedness as part of the Merger and the increased borrowings associated with the new West Coast facility. See "Liquidity and Capital Resources".

     The effective tax rate applied against pre-tax income (loss) was (8.8)% in 1999 and 48.0% in 1998. The effective tax rate for 1999 as compared to the federal statutory tax rate of 34% was primarily the result of goodwill amortization created by the Merger, which is not deductible for income tax purposes and state income taxes.

     Income (loss) from continuing operations decreased to $(1,557) in 1999 from $1,263 in 1998 primarily as a result of the factors discussed above.

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

     In connection with the Merger, the Company refinanced substantially all of Old Video's and IPL's long-term indebtedness (excluding convertible subordinated debt, Old Video's mortgage payable, note payable to Cognitive Communications, Inc. and obligations under capital leases), including lines of credit, with a $33,000 term loan and a $17,000 revolving line of credit. The facility bears interest at: (i) the lenders' prime rate minus 1.00% or (ii) LIBOR plus a number of basis points based upon the Company's leverage ratio (funded debt divided by EBITDA (defined as earnings before interest, taxes, depreciation and amortization). The Company has the option to choose the applicable interest rate. Principal payments of $1,000 per quarter in respect of the term loan portion of the facility were due beginning December 31, 1997. Such quarterly principal payments increase to $1,250 per quarter on December 31, 1998 and then increase to $1,750 per quarter on December 31, 1999 and then further increase to $2,000 per quarter on September 30, 2001 with a balloon payment of $3,750 in respect of the term loan portion of the facility due on September 30, 2002. The facility is secured by all of the assets of the Company and its subsidiaries. No significant gain or loss resulted from the refinancing. The facility contains covenants, which require the Company to maintain certain financial ratios, prohibit dividends and similar payments and restrict the Company's ability to incur other indebtedness. The facility is guaranteed by all of the Company's subsidiaries.

     During May 1999, the lenders amended the credit agreement, pursuant to which certain covenants and levels were changed for quarter ended March 31, 1999 and prospective periods. Without this amendment the Company would be in default of certain requirements of its credit agreement.

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

     At March 31, 1999, the Company's outstanding indebtedness was approximately $46,873, including $8,000 under the revolving credit facility. At March 31, 1999, the weighted average interest rate was approximately 8.05% on the Company's outstanding indebtedness. The remainder of the facility (approximately $8,004) will be available for future working capital requirements and general corporate purposes.

     In July 1998, the Company opened an additional facility in California. The new facility provides distribution services to international television program originators and distributors: such services include standards conversion, syndication and international duplication. Management believes that the facility will give the company an opportunity to recapture business lost to those of its competitors operating on the West Coast, as well as to attract additional customers located on the West Coast. This expansion required approximately $5.7 million in cumulative capital expenditures. The source of the capital expenditures and operating funds was a combination of internally generated funds and secured equipment financings.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)
                      (in thousands, except share amounts)

Liquidity and Capital Resources (continued)

     Cash Flow from Operating Activities. For the nine months ended March 31, 1999, net cash provided by operating activities was $2,131, primarily resulting from EBITDA of $8,643, which was offset by increases in working capital requirements, primarily the operating costs associated with the new West Coast facility. For the nine months ended March 31, 1998, net cash used in operating activities was $1,273, primarily resulting from EBITDA of $10,634, which was offset by increases in working capital requirements, primarily the payment of transaction costs associated with the Merger.

     Cash Flow from Investing Activities. For the nine months ended March 31, 1999, the Company used $7,219 for investing activities, consisting of $7,223 for the purchase of additional equipment, which was offset by sales of fixed assets. Approximately $2,142 of additional equipment was used for the West Coast facility.

     Cash Flow from Financing Activities. For the nine months ended March 31, 1999, cash provided by financing activities, net of repayment of borrowings of long-term indebtedness, was $4,910. Such amount primarily consisted of $17,325 in borrowings under the revolving line of credit described above and $3,543 of secured equipment financings. The Company repaid $16,114 of borrowings primarily in connection with the revolving line of credit and the refinancing described above.

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

         Not applicable

Item 5.  OTHER INFORMATION

         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)               EXHIBITS

     10.60 Amendment No. 2, dated May 12, 1999 to the credit agreement, dated as of August 27, 1997 by and among the Company, the Lenders party thereto and KeyBank National Association, as the Issuer and as Agent.

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


                           VIDEO SERVICES CORPORATION
                                  (Registrant)



Date:  May 14, 1999         /s/Louis H. Siracusano
                            ---------------------------
                            Name:  Louis H. Siracusano
                            Title: President and Chief Executive Officer

Date:  May 14, 1999         /s/Steven G. Crane
                            ---------------------------
                            Name:  Steven G. Crane
                            Title: Vice President and Chief Financial Officer