Form 10-K
period 1999-06-30
VIDEO SERVICES CORP
filed 1999-10-12
CIK 913888

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from  _____ to _____
                      Commission File Number 0-23388

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


        Registrant's telephone number, including area code (201) 767-1000
                                ----------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                    Name of Each Exchange
          Title of Each Class                        on Which Registered
         -------------------                      --------------------------
Common Stock, Par Value $.01 Per Share             American Stock Exchange

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

                               ------------------
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

                               ------------------
         The aggregate market value of the registrant's common stock, par value $.01 per share, held by persons other than affiliates of the registrant as of August 27, 1999, was approximately $5,845,450.

                               ------------------
         The number of outstanding shares of the registrant's common stock, par value $.01 per share, as of August 27, 1999, was: 13,264,307.

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

Overview

     The Company is a leading provider of value-added video services to a diverse base of customers within the television network, cable and syndicated programming markets. These services are divided into three segments: (i) Satellite and Distribution Services, (ii) Systems and Products and (iii) Production Services (see Note 11). The Satellite and Distribution Services segment integrates and distributes broadcast quality video content via a satellite and fiber optic transmission network routed through its digital/analog switching center and is an international provider of technical and distribution services to distributors of television programming. The Systems and Products segment designs, engineers and produces advanced video facilities for the broadcast and cable television, post-production and corporate markets. This segment also develops, manufactures and markets advanced color correcting and manipulation systems for the film, post-production and multimedia industries and rents professional video equipment to the sports, entertainment and other segments of the broadcast and cable television and corporate markets. The Production Services segment is an international provider of technical and creative services to owners and producers of television programming, television advertising and other programming content.

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

     The Company is a leading single source provider of satellite and fiber optic video transmission services in the New York metropolitan area and one of the largest independent (i.e., not affiliated with, or related to, an equipment manufacturer) providers of technical services and equipment to its target markets. The Company believes that it will continue to experience increasing demand for its engineering services as a result of the anticipated conversion of existing television and cable facilities to digital, emerging compression technologies and an increasing demand for programming content worldwide. The Company provides (i) producers of original programming with technical and creative services necessary to transform original film or video to final product for airing on network, syndicated, cable or foreign television;
(ii) users of special video effects with services required to digitally create or manipulate images in high resolution formats for integration into television commercials and programming; (iii) international programmers with studio facilities and multi-standard post-production services necessary to assemble programming; and (iv) international programmers and owners of television and film libraries with standards conversion, network playback, and duplication and audio services, all in multiple standards and formats. The Company believes that its principal strengths in these areas include the depth and breadth of its client relationships, the depth and continuity of its creative talent, and its technologically advanced equipment and facilities.
     Demand for the Company's post-production services and facilities is principally derived from the production of new television commercials and the distribution of previously released motion pictures and television programming through international syndicators and programmers. Historically, the Company's post-production clients have outsourced their post- production services requirements, and the Company expects that such clients will continue to outsource many of the services required for production, post-production and distribution of film and television programming. The Company believes that demand will also be created by the continuing trend toward globalization in the entertainment and media industries. The worldwide market penetration of distribution channels such as home video and digital satellite broadcast is also anticipated to contribute to a growing demand for original and reissued programming.

Business Strategy

     The Company's business strategy is to capitalize on opportunities created by changes in technology and markets, as well as to become the leading supplier of services to the market segments in which it currently competes. The Company has developed good customer relationships with all of the major television networks and many of the established and developing cable networks by maintaining high levels of technical capabilities and customer service. For example, AT&T's SKYNET Satellite Services acknowledged the Company's satellite uplink performance in 1998, 1997 and 1996 by presenting the Company with the prestigious SKYNET Uplinker Award, which is awarded to companies that have accessed AT&T satellites without any interferences, incidents or procedure violations over a period of one year. The Company believes that it will be able to continue to grow the businesses by selling additional services to existing customers and by acquiring new customers as a result of its technological capabilities, superior service, strong reputation and aggressive sales force.

     In August 1999, the Company and British Telecom Broadcast Services agreed to jointly develop, market and sell each other's video broadcasting services in the United States. The relationship between British Telecom Broadcast Services and Waterfront/Atlantic Satellite will create one of the most comprehensive, efficient and flexible international broadcast networks in the United States. This agreement also provides the ability for the future growth and development of new opportunities in the United States to further support this relationship.

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

     The Company has implemented several strategies for capitalizing on these growth opportunities, including the expansion of its engineering staff to meet market demand, the introduction of additional services, such as repair and maintenance contracts, and the opening of West Coast engineering and rental offices.

     In addition, the Company seeks to become the leading full-service post-production house for the United States and international markets and to continue to seek new ways to enhance its ability to provide one-stop post-production services while maintaining the high quality of such services. The Company plans for further growth and the expansion of its range of post-production and other services through strategic acquisitions and internal growth. In July 1998, the Company opened an additional 13,000 square foot facility in Burbank, California to provide technical and distribution services to international television program originators and distributors. Historically, the Company invested significant sums in its infrastructure to ensure that each of its divisions remained at the technological forefront of the post-production industry.

     In August 1999, the Company retained Lazard Freres & Co., LLC as its investment banker and financial advisor to explore strategic opportunities for the Company, including but not limited to a sale, merger or joint venture.

Principal Services

Satellite and Distribution Services

     This segment, which includes Atlantic Satellite Communications, Inc. ("Atlantic Satellite"), Waterfront Communications Corporation ("Waterfront") and Audio Plus Video International, Inc. ("Audio Plus Video"), provides a vertically integrated array of satellite, fiber optic and videotape worldwide distribution of video and data.

     Through Atlantic Satellite and Waterfront, the Company provides integrated satellite and fiber optic video and data transmission services to a wide range of customers with whom it has enjoyed long-term relationships, including the major television broadcast networks and several cable television networks, independent national and international television stations and producers of syndicated television shows. Satellite and fiber optic transmission services are used by these customers independently and in combination to integrate editing and transmission of video content as quickly as possible. The Company's use of fiber optic and satellite technologies enables it to provide its customers with rapid and reliable transmission of broadcast quality video content with a high level of flexibility. The Company believes that, in the New York metropolitan area, Atlantic Satellite is a leading single source provider of satellite and related transmission services and that Waterfront is the leading provider of "first mile" and "last mile" fiber optic video and data transmission services. "First mile" transmission services are services whereby content is transmitted from an origination point, via local transmission means, to a long distance video network carrier (such as VYVX or AT&T) or satellite earth station (such as Atlantic Satellite) and "last mile" transmission services are services whereby content is received into, via local transmission means, the final destination point for the content (such as a television network local broadcaster or cable channel). Atlantic Satellite's teleport facilities provide customers with access to the full complement of satellite and fiber optic transmission services provided by Atlantic Satellite and Waterfront.

     Atlantic Satellite's teleport facility is located on contiguous properties in Northvale, New Jersey and Tappan, New York. This facility contains broadcast quality satellite dishes, which transmit and receive domestic feeds in both C-Band and KU Band frequencies, and provides international transmission to PanAmSat satellites. At this facility, Atlantic Satellite provides primary up-link and down-link services, as well as ancillary services such as tape playback and recording, tape duplication, syndication services (including spot insertion and editing), and digitally compressed satellite transmission expertise. Atlantic Satellite provides over 5,000 hours per year of playback and uplink services for pre-taped, syndicated television programs produced by BKN, Inc, Warner Brothers, Hearst Entertainment and KingWorld among others. It also downlinks and records numerous live sporting events for clients such as the National Hockey League (NHL) and the National Basketball Association (NBA) and provides satellite transmission services for clients such as Fox News, Fox Sports, NHK, Court TV and ABC/Capitol Cities.

     Waterfront's services are provided through a video switching facility located in New York City which is connected to all major news organizations and all New York area teleports including Atlantic Satellite's. Waterfront's extensive network of both analog and digital video fiber optic connections and multiple paths to Atlantic Satellite enable domestic and international broadcasters to take advantage of the Company's single source transmission services at competitive rates. The Company believes that Waterfront's fully manned facility provides it with a competitive advantage over its major competitors. Waterfront's fiber optic connections are located in local venues such as the New York Stock Exchange and the United Nations in New York City, as well as Giants Stadium and the Continental Airlines Arena in New Jersey. These fiber optic connections enable Waterfront's customers to transmit video content directly from those venues to their studios or, alternatively, to Atlantic Satellite for national and international distribution. In addition to local fiber optic transmission and connections to Atlantic Satellite's transmission facility, Waterfront provides its customers with access to several long-distance fiber optic carriers through its remote facility located in downtown Manhattan. Waterfront also provides transportable services, including point-to-point microwave transmission, transportable up-link and down-link transmission, and broadcast quality teleconference services, as well as access to other teleport facilities. The Company believes that Waterfront's switching facility is the largest such facility in the New York metropolitan area and that Waterfront's connections to major events and sports venues within the New York metropolitan area provide clients with extensive and essential coverage.

     The Company believes that its ability to combine "first mile" and "last mile" fiber optic transmission and satellite transmission services provides it with a competitive advantage over providers of satellite-only transmission services. These integrated capabilities offer broadcasters, cable television networks and others the ability to edit news, sports and other video content in their Manhattan studios (which are linked to Waterfront) and, after alteration, to transmit that content anywhere in the world almost instantaneously through the Waterfront/Atlantic Satellite fiber optic link. The Company believes that the combined services provided by Atlantic Satellite and Waterfront have achieved a reputation for quality and reliability in the industry, which has resulted in contracts with Fox News, Fox Sports, Court TV, PanAmSat, CNBC, MS/NBC, the NHL, Teleglobe USA, Inc. and Enron Communications.

     Through Audio Plus Video, the Company provides the following broad range of technical and distribution services to distributors of television programming to the international market and, to a lessor extent, a variety of international television program originators, including standards conversion, international duplication and specialized video services.

     Standards Conversion: Throughout the world, video signals are recorded in four principal standards: NTSC-used in several countries, including the U.S., Canada, Mexico and Japan; PAL-used in numerous countries, including England, Italy, Australia and China; PAL-Modified-used exclusively in Brazil; and SECAM-used in France, Russia and the Middle East. A program recorded in one-standard cannot be broadcast or played back through equipment employing another standard unless the program is first "converted" to the other standard. If, for example, RTL, a German television broadcaster, wants to air "60 Minutes" (a program produced in the U.S. and, therefore, in the NTSC standard), the video signal must first be converted to PAL to make it compatible with the German standard. The Company provides conversion services to and from all of the standards currently available.

     International Duplication: Duplication services are required to accommodate multiple broadcast locations receiving the same product in the same standard, but utilizing a variety of videotape formats. Using the same analogy as above, the German broadcaster received a PAL tape for his 1" equipment, but a Scandinavian broadcaster needs to receive a PAL tape of that same "60 Minutes" episode for his D2 equipment. Accordingly, the Company would "duplicate" the tape to the different format in the same standard.

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

     In the fourth quarter of fiscal year 1998, Audio Plus Video began an expansion to the West Coast with the leasing of a new 13,000 square foot facility in Burbank, California. That business became operational in July 1998.

     Audio Plus Video is beginning its tenth year of worldwide distribution for the NBA and the twelfth year for Hearst Entertainment supplying movies and series programming. Other programs include "Samurai - X", "Baywatch", "Ricki
Lake", "Spin City", "60 Minutes 1 and 2", "Bewitched", "South Park" and "Dr. Katz". Specials during the year included The Academy Awards, NCAA Basketball Tournament, The Oscars, The Golden Globe Awards and The Grammy's.

     Audio Plus Video clients include: Sony Pictures Entertainment, CBS International, NBC International, ABC, Buena Vista International, Warner Brothers, Hearst Entertainment, Worldvision, NBA, Dream Works, Children's Television Workshop and Discovery Channel.

Systems and Products

     Through A.F. Associates, Inc. ("AFA"), the Company designs, builds, installs and services advanced video systems worldwide for the broadcast and cable television industries, and for professional and corporate markets. AFA's services include project management; design and engineering; consultation with architects and building contractors; drafting and technical documentation, equipment and materials specification and procurement; pre-wiring and assembly; site installation; system testing and commissioning; and training. The Company believes that AFA is one of the leading independent providers of such services in the world.

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

     AFA's clients include the four (4) major networks, numerous cable channel networks (e.g.,Turner Entertainment, Cable News Network, Inc., CNBC, Fox News Channel, Lifetime Television, USA Networks, Inc. and Home and Garden Cable Network), satellite broadcasters (e.g., Direct TV and SKY Latin America), corporate television networks (e.g., Merrill Lynch & Co., Inc., Pfizer, AT&T and Toys R Us), and numerous production and post-production facilities. Over 50% of AFA's business is repeat business from clients who seek AFA's technical and engineering expertise. The Company believes that increases in cable, direct satellite and independent broadcasting made possible by emerging compression technologies, as well as the migration of broadcasting standards from analog to digital, will provide significant opportunities for AFA to expand its customer base.

     Projects recently completed by AFA include: new network operations facilities for Turner Entertainment; a complete digital TV station for the PBS flagship, WNET-13; and a major cable headend for Israel's largest cable operator
- "Golden Channels". Current projects include a new all digital television station for NBC owned WTVJ-TV, in Miami; a direct-to-home satellite broadcast center in Argentina; and a major expansion of the Home and Garden cable network.

     In May 1998, AFA acquired a product group with the objective of developing, manufacturing and marketing advanced color correcting and manipulation systems for the film, post-production and multimedia industries. Its products enhance any visual representation medium that requires a true color image where a better picture is essential. The AFA Products Group has developed an advanced image processing and manipulation software tool. "Traxim", based on artificial intelligence algorithms, automates the time-consuming task of creating "windows" or "mattes" for special effects applications in video, film and desktop publishing.

     Through Video Rentals, Inc. ("VRI"), the Company supplies broadcast and industrial video equipment for rental to the broadcast and professional video industries and provides support and maintenance services for such equipment. VRI rents cameras, super slo-mo systems, interformat portable editing systems, character generators, graphic equipment and specialized equipment for sports production. Equipment rentals may range from a period of one (1) day to as long as a year. Specialized equipment packages, such as editing systems, are also rented for longer periods by certain customers, including Fox Sports. VRI's purchases of equipment to be held for rental are made both on the basis of anticipated rental demand and in response to specific customer orders and commitments from such customers for minimum rental terms (in the case of more specialized equipment).

     VRI specializes in network sports production. As the exclusive field shop for Fox Sports, VRI is responsible for storing, shipping and maintaining equipment owned by the network and used for their coverage of major sporting events, including the NFL and Major League Baseball. VRI also serves as a rental agent for the rental of this equipment to third parties. Major customers of VRI include all the major networks, as well as major mobile truck operators.

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

     Through CABANA corp. ("CABANA"), the Company provides creative editorial services to the television advertising industry. The creative editing process, or the first stage of post production, for a television commercial generally involves the selection of the best footage from several thousand feet of film and the combination of that footage through editing along with special video effects to create a cohesive message with audience appeal. The creative editor typically is involved with all facets of the post-production process and usually selects the post-production facilities (such as Manhattan Transfer and
MT-Miami),   in  which  the  remaining  and  final  stages  of  the   television
commercial's post-production takes place. Television commercials created by CABANA during the year include ads for Tyco, Air Force, Marine Midland, Gatorade, Fleet Bank, Folgers, Sprint, L'Oreal and Phillips, among others.

     Through two of its operating subsidiaries Manhattan Transfer/Edit, Inc. ("Manhattan Transfer") and Manhattan Transfer - Miami ("MT-Miami"), formerly The Post Edge, Inc., the Company provides the art and science of completing high-end television commercials and programs with the finest quality to the television advertising industry. Their services include the following:

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

     Electronic Video Editing: The Company operates digital edit suites; traditional and non-linear computer work stations. The editing process ranges from simple cuts and assembly with dissolves, wipes and titles, to complicated layering of images and special effects. Videotape is edited in many tape formats (sizes) for use in commercials, shows, corporate and educational videos and other presentations.

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

     Commercials finished this past year at Manhattan Transfer include: the Volkswagen Beetle Campaign, Visa, Pepsi, Pizza Hut, Macy's, US Navy, Wendy's, IBM, MCI, Burger King, Bell Atlantic and Ameritech. In addition to Manhattan Transfer's commercial activities, it provided post-production services for the Peabody Award winning episode network television series "Homicide", for "Oz", the episodic series on HBO and for the network situation comedy, "Cosby".

     Commercials finished this last year at MT-Miami include Pier 1 Imports, McDonalds, Bell South, Burdines, American Express, Huggies, and Florida Lottery among others.

     The Company's major post-production clients include advertising agencies, film editors and video production companies. Among the advertising agencies to which the Company provides services are BBDO New York, Saatchi & Saatchi, Grey Advertising, Uniworld Group, Ammirati Puris Lintas, Ogilvy & Mather, J. Walter Thompson, Jordan McGrath Case, McCann Erickson and Young and Rubicam.

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

     In August 1999, the Company and British Telecom Broadcast Services agreed to jointly develop, market and sell each other's video broadcasting services in the United States. British Telecom Broadcast Services and Waterfront/Atlantic Satellite will market and sell each other's products and services. Customers will be better served through enhanced, more flexible offerings and cost benefits resulting from economies of scale.

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

     The Company had sales to one Systems and Products segment customer in 1997 in excess of 10% of consolidated 1997 revenues. Sales to such customers aggregated 15% of 1997 revenues. Revenues from such customers were derived from one-time contracts for services provided by AFA and do not necessarily represent a recurring source of revenues.

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

Competition

     The competitive video services industry is both specialized and fragmented. Major competitors for Atlantic Satellite's transmission services include ATC Teleport (a subsidiary of American Tower Corporation), Group W (a subsidiary of
CBS), Globecast (a subsidiary of French Telecom) and National Gateway (a subsidiary of Williams Communications, Inc.). Some of these competitors have significantly greater resources than the Company. Atlantic Satellite competes primarily based upon customer service and its large and valued subscriber base, which permits a high degree of inter-subscriber connections. Although the Company believes that Waterfront's video switching facility is the largest in the New York metropolitan area, "The Switch" (operated by Globecast) has "first mile" and "last mile" capabilities and competes with Waterfront. AT&T also competes in the switching business to some extent. However, the Company believes that its fully manned facility provides it with an advantage over its competitors, which do not provide the same level of service. AFA's primary competitors are Sony Corporation, The Systems Group, Communications Engineering Inc. and National TeleConsultants, as well as small, regionally based integrators and dealers. Competition is based upon technical expertise, experience and price. VRI's major competitors are Bexel Corporation, Duke City and Charter (ABS Broadcast), which have locations in several metropolitan areas, as well as smaller companies, which do not offer the variety of services provided by VRI. Competition is based upon price, diversity and availability of inventory and customer service. The Company believes that the ability of its operating subsidiaries to cross-market to existing customers using other services offered by the Company's other subsidiaries provides the Company with a competitive advantage over many competitors who lack the full complement of services provided by the Company.

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

     With regard to its post-production services, the Company competes on the basis of customer satisfaction with the range, quality and pricing of its offered services. The Company also competes in this area on the basis of its ability to attract and retain qualified, highly skilled personnel. The Company believes that prices for its post-production services are competitive within its industry, although some competitors may offer certain of their services at lower rates than the Company. The post-production services industry has been and is likely to continue to be subject to technological change to which the Company must respond in order to remain competitive. The Company has no long-term or exclusive agreements with customers for which it provides post-production services; however, the Company has had long-term relationships with many of such customers.

     Major competitors of the Company in providing standards conversion services include Devlin Video Services, Magno Sound & Video, Four Media Corporation, Vidfilms, Intercontinental Televideo and International Image based in Toronto, Canada. Major competitors of the Company in providing creative editorial services include Crew Cuts Film & Tape, Red Car, Blue Rock Editing Company, Mad River Post and Progressive Image Group. Major competitors of the Company in providing film-to-videotape transfer, electronic video editing and computer-generated graphic services include Post Perfect (a subsidiary of The New York Media Group), The Tape House Editorial Co., PrinczCo Productions, Nice Shoes, L.L.C., Click 3X and Broadcast Video, Inc.

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

                 E881160                   February 17, 2009

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

     The FCC establishes technical standards for satellite transmission equipment, which change from time to time, and it also requires coordination of earth stations with land-based microwave systems at certain frequencies to assure non- interference. Transmission equipment must also be installed and operated in a manner that avoids exposing humans to harmful levels of radio-frequency radiation. The placement of earth stations or other antennae is typically subject to regulation under local zoning ordinances. The Company believes that Atlantic Satellite's equipment meets and is operated in material compliance with all applicable laws, regulations and industry standards.

     Waterfront holds two point-to-point microwave licenses from the FCC for the transmission of signals from a single point to temporary fixed locations within 25 miles of the license coordinates. There are two microwave licenses:


                Call Sign                 License Expiration Date
                ---------                 -----------------------
                 WNEI382                   June 23, 2009

                 WMQ-537                   February 1, 2001

     While the FCC generally renews satellite earth station and point-to-point microwave licenses on a routine basis, there can be no assurance that Atlantic Satellite's and Waterfront's licenses will be renewed at their expiration dates. Failure to obtain renewal of such licenses would have a material adverse effect on the Company.

Employees

     The Company and its subsidiaries have approximately 493 full-time employees. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

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

Backlog

     At June 30, 1999 and June 30, 1998, the Company had backlogs of approximately $6,000,000 and $11,144,000 respectively. All of such backlog is attributable to AFA's video production systems projects.

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

     The Company leases five principal production facilities, two located in New York City, two located in South Florida and one in Burbank, California. The Company's two New York City production facilities consist of approximately 68,000 square feet in midtown Manhattan where CABANA leases one 18,000 square foot facility and Manhattan Transfer leases approximately 50,000 square feet. MT-Miami leases two South Florida production facilities of approximately 21,000 square feet. MT-Miami moved and consolidated its 9,000 square foot Hollywood, Florida facility to the South Beach Miami facility in the first quarter of fiscal year 1999. Audio Plus Video leased a new 13,000 square foot facility in Burbank, California during the fourth quarter of fiscal year 1998.

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

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in various claims and legal proceedings related to employment agreements and business acquisitions as well as other legal proceeedings of a nature considered normal to its business. While it is not possible to predict or determine the outcome of these claims and proceedings, it is the opinion of management that their outcomes will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

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

     As of August 27, 1999, there were approximately 212 holders of record of the Common Stock.

     The following table sets forth the high and low bid prices of the Common Stock on the American Stock Exchange/Nasdaq National Market for each full quarterly period within the two most recent fiscal years.


         Fiscal Year 1998                                 High            Low
         ----------------                                 ----            ---
         First Quarter.................................. 3 13/16         2 3/4
         (July 1 to September 30)
         Second Quarter................................. 3 3/4           2 15/16
         (October 1 to December 31)
         Third Quarter.................................. 3 1/2           2 13/16
         (January 1 to March 31)
         Fourth Quarter................................. 4 3/8           2 7/8
         (April 1 to June 30)


         Fiscal Year 1999                                High             Low
         -----------------                               -----            ----
         First Quarter.................................. 3 15/16          2 5/8
         (July 1 to September 30)
         Second Quarter................................. 3 11/16          1 7/8
         (October 1 to December 31)
         Third Quarter.................................. 3 1/2            2 1/4
         (January 1 to March 31)
         Fourth Quarter................................. 2 5/8            1 5/8
         (April 1 to June 30)

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

                                             Year Ended       Year Ended       Year Ended      Year Ended      Year Ended
                                              June 30,         June 30,         June 30,        June 30,        June 30,
                                                1995             1996           1997(1)         1998(3)           1999
                                             ------------     ------------    -------------   -------------    ------------
                                                               (in thousands, except per share amounts)
Statement of Operations Data: (3)

Revenues .................................   $    19,439      $     29,740    $      27,610   $      72,995    $    89,411

Depreciation and amortization ............         1,629             1,653            1,824           7,958          9,836

Operating income from continuing
    operations ...........................           490             2,387            1,750           6,692          2,138

Income (loss) before income taxes and
    discontinued operations ..............           223             1,999            1,825           3,290         (1,958)

Income before discontinued operations ....           223             1,212            1,638           1,699         (1,900)

Loss from discontinued operations,
    net of tax (2) (4) ...................           (74)             (388)          (1,688)         (1,860)          ---

Net income (loss) ........................   $       149      $        824    $         (50)  $        (161)   $    (1,900)

Pro forma income(loss) per share  before
    discontinued operations - basic (3) ..   $      ---       $       0.17    $        0.23   $        0.14    $     (0.14)

Pro forma net income (loss) per share -
     basic (3) ...........................   $      ---       $       0.12    $       (0.01)  $       (0.01)   $     (0.14)

Weighted average number of shares
    outstanding (3) ......................          ---              6,961            7,011          12,276         13,264


                                                As of            As of           As of            As of           As of
                                              June 30,         June 30,        June 30,         June 30,        June 30,
                                                1995             1996            1997            1998(3)          1999
                                             ------------     ------------    ------------     ------------    ------------
                                                                            (in thousands)
Balance Sheet Data: (3)
Total assets...........................      $    16,005      $    17,672     $     20,801     $     81,860    $      85,318
Long-term debt, net of current portion.            2,388            2,140            5,330           30,968           36,760
Subordinated debt, net of
     current portion...................             ---             ---              ---              5,442            5,652
Stockholders' equity...................      $     1,812      $     2,655     $      2,733     $     20,725    $      18,847

 ...........................
(1) Included in the year ended June 30, 1997 is approximately $500 of other income pertaining to the payment of a note receivable for which Old Video had established a full valuation allowance. The note receivable was partial consideration for the sale of a radio station in fiscal 1991.
(2) The operating results of Old Video's Diversified Products segment have been reflected as discontinued operations for the years ended June 30, 1995, 1996, and 1997.
(3) Reflects the Merger with and into IPL as of August 27, 1997. The Merger was accounted for as a reverse acquisition whereby the pre-Merger financial statements of Old Video became the historical financial statements of the Company after the Merger. Pro forma income (loss) before discontinued operations and extraordinary item per share and pro forma net income per share gave effect to the conversion of Old Video Common Stock into common stock (i.e., shares of the combined company) in the Merger.
(4)  The  operating  results  of  the  Consulting   Services  segment  providing
     strategic consulting services have been reflected as discontinued operations for the year ended June 30, 1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.

     On August 27, 1997, Video Services Corporation ("Old Video") merged with and into International Post Limited ("IPL") with IPL being the surviving corporation (the "Merger"). At the effective time of the Merger, IPL changed its name to Video Services Corporation. References herein to the "Company" refer to the combined company after giving effect to the Merger. The Merger was accounted for as a reverse acquisition whereby the pre-Merger financial statements of Old Video became the historical financial statements of the Company. As a result of the Merger, the results of operations and cash flows reported for the Company for the year ended June 30, 1999 are not necessarily comparable to those periods prior to the Merger. The results of operations and cash flows as reported represent those of the Company for the years ended June 30, 1999 and 1998 and Old Video for the year ended June 30, 1997, and include the results of operations and cash flows of IPL from the date of the Merger. Certain comparable references to IPL's 1998 and 1997 figures include pre-acquisition amounts that are not included in the financial statements, but are included in the following discussions for comparative purposes only. In addition, in August 1997 and prior to the Merger: (i) Old Video discontinued the operations of its Diversified Products segment through a spin-off of the Diversified Products segment to Old Video's stockholders and (ii) the principal stockholders of Old Video contributed by merger (the "Contribution") the stock of two S corporations holding all of the general and limited partnership interests in MAL Partners and L.I.M.A. Partners, which partnerships owned real estate and equipment which was leased solely to Old Video and IPL. The Contribution, which represents a transfer between entities under common control, has been recorded at the lower of historical amortized cost or fair value. See Note 1 to the Company's consolidated financial statements included herein. The following discussion and analysis should be read in conjunction with such historical consolidated financial statements and the notes thereto.

Overview

     The Company's business is currently divided into three segments: (i) Satellite and Distribution Services, (ii) Systems and Products and (iii) Production Services (see Note 11). The Satellite and Distribution Services segment integrates and distributes broadcast quality video content via a satellite and fiber optic transmission network routed through its digital/analog switching center and is an international provider of technical and distribution services to distributors of television programming. The Systems and Products segment designs, engineers and produces advanced video facilities for the broadcast and cable television, post-production and corporate markets. This segment also develops, manufactures and markets advanced color correcting and manipulation systems for the film, post-production and multimedia industries and rents professional video equipment to the sports, entertainment and other segments of the broadcast and cable television and corporate markets. The Production Services segment is an international provider of technical and creative services to owners and producers of television programming, television advertising and other programming content.

Discontinued Operations

     On January 2, 1997, Old Video's management, which had the authority to approve the action, committed Old Video to a formal plan to discontinue the operations of its Diversified Products segment as a condition to the Merger. In August 1997 and prior to the Merger, Old Video spun off the Diversified Products segment to Old Video's stockholders. On November 30, 1997, management, which had the authority to approve the action, committed the Company to a formal plan to dispose of the Consulting Services segment providing strategic consulting services in the area of communications, design and implementation of intranets, extranets and internets. The Consulting Services segment was acquired in the Merger. Management closed the Consulting Services segment November 1998 (See
Note 16).

Results of Continuing Operations

Year Ended June 30, 1999 compared to Year Ended June 30, 1998 (dollars in thousands)

     Total revenues increased by $16,416 to $89,411 in 1999 from $72,995 in 1998, of which $7,391 was attributable to a full year of IPL operating results in 1999, compared to ten months in 1998. Revenues from the Satellite and Distribution Services segment increased by 46.3% to $31,280 in 1999 from $21,384 in 1998. $16,372 of the $31,280 of 1999 Satellite and Distribution Services segment revenue was attributable to post-Merger contribution to revenues from Satellite and Distribution Services provided by IPL. Revenues from the Satellite and Distribution Services segment other than those provided by IPL increased by 31.2% to $14,908 in 1999 from $11,367 in 1998. This increase was primarily generated by the Goodwill Games, an increase in syndicated satellite services and an increase in the number of customers connected to the Company's satellite and fiber optic network. Revenues from the Satellite and Distribution Services segment provided by IPL increased by 34.5% to $16,372 in 1999 from $12,171 in 1998 (includes $2,154 of pre-Merger revenues). The increase is primarily due to the opening of the new facility in Burbank, California. Revenues from the Systems and Products segment increased by 37.5% to $25,615 in 1999 from $18,631 in 1998 due to increased demand for design and installation of video systems. The amount of the increase was greater as a result of a prior year significant contract pursuant to which the Company received a commission based on equipment used in such video systems which were purchased directly by the customer from third parties. The Production Services segment revenues of $32,516 and $32,980 in 1999 and 1998, respectively, was solely attributable to post-Merger contributions provided by IPL. Revenues provided by IPL decreased by 15.0% from $38,265 in 1998(includes $5,285 of pre-Merger revenues) to $32,516 in 1999. The decrease is primarily due to a lower volume of creative editorial services and the loss of Discovery Channel's network operations.

     Total costs of sales, services and rentals increased by $15,726 to $56,901 in 1999 from $41,175 in 1998, of which $3,721 was attributable to a full year of IPL operating results in 1999, compared to ten months in 1998. Costs of the Satellite and Distribution Services segment increased by $6,575 to $16,086 in 1999 from $9,511 in 1998. This increase was primarily attributable to costs of Satellite and Distribution Services provided by IPL of $4,557 and a $2,019 increase in costs of non-IPL services associated with the Goodwill Games, higher syndication costs and fiber usage. Costs of IPL Satellite and Distribution Services increased $3,729 to $8,840 in 1999 from $5,111 in 1998 (includes $828 of pre-Merger costs). This increase consisted primarily of costs associated with the new West Coast facility. Costs of the Systems and Products segment increased by $7,537 to $20,650 in 1999 from $13,113 in 1998. The growth in costs of the Systems and Products segment was driven by the increased volume of installations of video systems as well as the effects of the significant contract pursuant to which the Company received a commission as discussed above. Costs of the Production Services segment of $20,165 in 1999 and $18,551 in 1998 was solely attributed to costs provided by IPL. Cost of Production Services provided by IPL decreased by $1,326 from $21,491 in 1998 (includes $2,940 of pre-Merger costs) to $20,165 in 1999.

     The Company's overall gross profit margin (excluding depreciation) decreased to 36.4% in 1999 from 43.6% in 1998. Gross profit margin from the Satellite and Distribution Services segment decreased from 55.5% in 1998 to 48.6% in 1999. Gross profit margin from the Satellite and Distribution Services segment other than services provided by IPL decreased from 54.0% in 1998 to 51.4% in 1999 as a result of a greater proportion of syndication revenues as well as incremental costs associated with the Goodwill Games. Gross profit margin from Satellite and Distribution Services provided by IPL decreased from 57.2% in 1998 to 46.0% in 1999 as a result of the opening of the new West Coast facility. Gross profit margin from the Systems and Products segment decreased from 29.6% in 1998 to 19.4% in 1998 primarily as a result of the change in contract structure discussed above and from a lower proportion of revenues contributed by the equipment rental division in 1999. Gross profit margin from Production Services decreased from 43.8% in 1998 to 38.0% in 1999 as a result of a decrease in revenues combined with stable fixed costs. Since a high proportion of costs attributable to the Production Service segment are fixed, decreases in revenues do not result in proportionate decreases in costs.

     Selling, general and administrative expenses increased to $20,205 in 1999 from $17,170 in 1998, which primarily resulted from a full year of IPL operating results in 1999, compared to ten months in 1998 and the additional administrative salaries and occupancy costs associated with the opening of the new West Coast facility. However, as a result of the Company's increased revenue, selling, general and administrative expenses as a percentage of revenues decreased to 22.6% in 1999 from 23.5% in 1998.

     Depreciation expense increased to $8,743 in 1999 from $7,109 in 1998, primarily due to a full year of IPL operating results in 1999, compared to ten months in 1998 and the new West Coast facility. Amortization expense increased to $1,093 in 1999 from $849 in 1998 reflecting the amortization of the goodwill (excess of cost over the fair value of net assets acquired) recorded in connection with the Merger, which is being amortized over 25 years.

     Interest expense increased to $4,149 in 1999 from $3,619 in 1998 primarily due to the assumption and refinancing by the Company of IPL's existing long-term indebtedness as part of the Merger and the increased borrowings associated with the new West Coast facility. See "Liquidity and Capital Resources."

     The effective tax rate applied against pre-tax income (loss) was (3.0)% in 1999 and 48.4% in 1998. The effective tax rate for 1999 as compared to the federal statutory tax rate of 34% was primarily the result of state income taxes and goodwill amortization created by the Merger which is not deductible for income tax purposes. The state net operating loss valuation increased by $1,341 in 1999, as a result of additional operating losses in certain subsidiaries. The state net operating loss valuation decreased by $258 in 1998 as a result of the use of net operating losses. A valuation allowance of $2,020 remains as of June 30, 1999 for state net operating losses. The state valuation allowance is provided as a result of estimates regarding future operations for certain subsidiaries.

     Income (loss) from continuing operations decreased from $1,699 in 1998 to $(1,900) in 1999 primarily as a result of the factors discussed above.

Year Ended June 30, 1998 compared to Year Ended June 30, 1997 (dollars in thousands

     Total revenues increased by $45,385 to $72,995 in 1998 from $27,610 in 1997. Revenues from the Satellite and Distribution Services segment increased by $11,405 to $21,384 in 1998 from $9,979 in 1997. $10,017 of the $21,384 of 1998
Satellite and Distribution Services segment revenue was attributable to post-Merger contribution to revenues from Satellite and Distribution Services provided by IPL. Revenues from the Satellite and Distribution Services segment other than those provided by IPL increased by 14.0% to $11,367 in 1998 from $9,979 in 1997. This increase was due primarily to an increase in the number of customers connected to the Company's satellite and fiber optic network and the receipt of additional transmission revenue from existing customers, which was partially offset by a decrease in syndication revenues due to programming cancellations. Revenues from the Satellite and Distribution Services segment provided by IPL decreased by 19.0% from $12,360 in 1997 to $10,017 in 1998. The decrease is primarily due to reduced volume of standards conversion services and duplication. Revenues from the Systems and Products segment increased by 5.7% to $18,631 in 1998 from $17,631 in 1997 due to increased demand for design and installation of video systems; however, the amount of the increase was reduced as a result of a change in the structure of certain contracts pursuant to which the Company now receives a commission based upon equipment used in such video systems which is purchased directly by the customer from third parties. Previously, the Company had recorded revenues from the sale of such equipment as well as the cost related to the purchase thereof. The equipment rental division, of the Systems and Products segment, revenue decreased 20.5% to $1,989 in 1998 from $2,501 in 1997 as a result of strong demand for video equipment in 1997 generated by the Atlanta Olympics, 1996 presidential election, and the 1996 professional baseball World Series. The Production Services segment revenues of $32,980 in 1998 was solely attributable to post-Merger contributions provided by IPL. Revenues provided by IPL increased by 6.4% to $32,980 in 1998 from $31,004 in 1997. The increase is primarily due to a higher volume of creative editorial and visual effects services.

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

     The Company's overall gross profit margin (excluding depreciation) increased to 43.6% in 1998 from 37.4% in 1997. Gross profit margin from the Systems and Products segment increased to 29.6% in 1998 from 29.4% in 1997 primarily as a result of the change in contract structure discussed above and from reduced amount of sub-rentals, which were required in 1997 to meet increased demand for equipment rentals in connection with the Atlanta Olympics. Gross profit margin from the Satellite and Distribution Services segment other than services provided by IPL increased to 54.0% in 1998 from 51.7% in 1997 as a result of an increase in revenues combined with stable fixed costs for materials and equipment. Gross profit margin from Satellite and Distribution Services provided by IPL decreased from 59.2% in 1997 to 57.2% in 1998 as a result of a decrease in revenues without a corresponding decrease in costs. Since a high proportion of costs attributable to the Satellite and Distribution Services segment are fixed, decreases in revenues do not result in proportionate decreases in costs. Gross profit margin from Production Services increased to 43.8% in 1998 from 40.7% in 1997 as a result of an increase in revenues combined with stable fixed costs.

     Selling, general and administrative expenses increased to $17,170 in 1998 from $6,764 in 1997, which primarily resulted from the additional administrative salaries and occupancy costs associated with IPL's operations. However, as a result of the Company's increased revenue, selling, general and administrative expenses as a percentage of revenues decreased to 23.5% in 1998 from 24.5% in 1997.

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

     In connection with the Merger, the Company refinanced substantially all of Old Video's and IPL's long-term indebtedness (excluding convertible subordinated debt, Old Video's mortgage payable, note payable to Cognitive Communications, Inc. and obligations under capital leases), including lines of credit, with a $33,000 term loan and a $17,000 revolving line of credit (the "Credit Agreement"). The facility bears interest at: (i) the lenders prime rate minus 1.00% or (ii) LIBOR plus a number of basis points based upon the Company's leverage ratio (funded debt divided by EBITDA (defined as operating earnings before interest, taxes, depreciation and amortization). The Company has the option to choose the applicable interest rate. Principal payments of $1,000 per quarter in respect to the term loan portion of the facility were due beginning December 31, 1997. Such quarterly principal payments increased to $1,250 per quarter on December 31, 1998 and then increase to $1,750 per quarter on December 31, 1999 and then further increase to $2,000 per quarter on September 30, 2001 with a balloon payment of $3,750 in respect of the term loan portion of the facility due on September 30, 2002. The facility is secured by all of the assets of the Company and its subsidiaries. No significant gain or loss resulted from the refinancing. The facility contains covenants, which require the Company to maintain certain financial ratios, prohibit dividends and similar payments and restrict the incurrence of other indebtedness. The facility is guaranteed by all of the Company's subsidiaries.

     In July and May 1999, the lenders amended the credit agreement, pursuant to which certain covenants and levels were changed. Without these amendments the Company would be in default of certain requirements of its Credit Agreement.

     At June 30, 1999, the Company's outstanding indebtedness was approximately $50,114 including $12,700 under the revolving credit facility. At June 30, 1999, the weighted average interest rate was approximately 8.55% on the Company's outstanding indebtedness. The remainder of the facility (approximately $3,509) will be available for future working capital requirements and general corporate purposes.

     The 4% convertible subordinated notes due May 4, 2003 in the principal amount of $6,350 issued by IPL, in connection with the CABANA acquisition in May 1995 still remain outstanding after the refinancing described above. These notes are convertible into Common Stock at a conversion price of $14.00 per share after May 2000 and are redeemable after May 2001.


     In July 1998, the Company opened an additional 13,000 square foot facility in Burbank, California. The new facility provides technical and distribution services to international television program originators and distributors; such services will include standards conversion and international duplication. Management believes that the facility will give the Company an opportunity to recapture business lost to those of its competitors operating in California, as well as to attract additional customers located on the West Coast. This expansion required approximately $5,200 in cumulative capital expenditures. The principle source of the capital expenditures and operating funds was a combination of internally generated funds and secured equipment financing.


     Cash Flow from Operating Activities. For the year ended June 30, 1999, net cash provided in operating activities was $2,567 primarily resulting from earnings before interest, taxes, depreciation and amortization ("EBITDA") of $12,027 which was offset by increases in working capital requirements. At June 30, 1999, the net deferred tax asset includes the benefit for net operating loss carryforwards. Realization is not assured, however, the Company believes it will generate sufficient taxable income to realize the entire deferred tax asset. For the year ended June 30, 1998, net cash provided in operating activities was $5,536 primarily resulting from EBITDA of $14,867 which was offset by increases in working capital requirements, primarily the payment of transaction costs associated with the Merger.


     Cash Flows from Investing Activities. For the year ended June 30, 1999, the Company used $11,355 for investing activities, consisting of $11,619 for the purchase of additional equipment, which was offset by a sale of fixed assets and repayment of an advance to an affiliate. Approximately $2,200 of additional equipment was purchased for the new West Coast facility. For the year ended June 30, 1998, the Company used $6,669 for investing activities, consisting of $6,448 for the purchase of additional equipment, which was offset by a sale of fixed assets and repayment of an advance to an affiliate.

     Cash Flow from Financing Activities. For the year ended June 30, 1999, cash provided by financing activities, net of repayments of borrowings of long-term indebtedness, was $8,101. Such amount primarily consisted of $22,025 in borrowings under the revolving line of credit described above and $3,544 of secured equipment financing. The Company repaid $17,678 of borrowings primarily in connection with the revolving line of credit and the refinancing described above. For the year ended June 30, 1998, cash provided by financing activities, net of repayment of long-term indebtedness, was $2,235. Such amount primarily consisted of $33,000 in proceeds from the senior secured term loan and $2,600 in net borrowings under the revolving line of credit described above. The Company repaid $29,685 of borrowings primarily in connection with the refinancing described above and $3,787 of scheduled repayments of long term debt.

     The foregoing activities resulted in a net decrease in cash of $687 in 1999. It is the Company's belief that annual cash flows from operating activities, along with the flexibility provided by the Credit Agreement, will be , sufficient to fund, for the foreseeable future, operating requirements, capital investments and commitments.

 Forward-Looking Statements
     The above discussion contains forward-looking statements. There are certain important factors that could cause results to differ materially from those anticipated by the statements made above. These factors include, but are not limited to: general performance of the economy, specifically as it affects the advertising industry, entertainment, television, video and broadcast industries; the international economic and political climate which could impact the sale of domestic programming overseas: significant changes in video technology in the post-production, video and communication industries; and the loss of key personnel; and the loss of key customers.

Impact of Year 2000

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of data-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failure. The Company has conducted a review of its computer information systems and its technological operating equipment to identify the systems that could be affected by the year 2000 compliance issue.

     Below are summaries of the review areas:

     Business Systems: All systems supported by the Company's corporate information group and all programs used in operations have been inventoried as part of the year 2000 readiness. Inventoried programs and systems have been reviewed and modified to be year 2000 compliant. The Company uses purchased software programs for a variety of functions, including general ledger, accounts payable, and accounts receivable accounting packages as well as comprehensive facility management packages. These programs are generally year 2000 compliant or have been repaired or upgraded and are now year 2000 compliant. Software and/or computer systems not currently compliant will be upgraded during calendar 1999 under existing maintenance and other agreements and through normal replacement programs currently in place.

     The Company has moved to its fiscal 2000 accounting calendar commencing on July 1, 1999 without incident.

     Facilities: The scope of the facilities project includes facilities management systems (for example, temperature, humidity, automatic toilets) building access, un-interruptable power systems and elevators. The facilities review was substantially complete at June 1999, with no significant year 2000 issues noted.

     Equipment used in operations: This review area includes the audio video equipment, switching equipment, graphics and special effects equipment, film to tape transfer and color correction equipment, standards conversion equipment, transmission and reception equipment and computer added design equipment. The operations equipment project was substantially complete at June 1999, with no significant year 2000 issues noted. A review of the Company's equipment containing embedded microprocessors or other technology has not revealed year 2000 compliance issues. Operation of this equipment is generally not time-sensitive and, if necessary, equipment settings can be adjusted without posing any significant operational problems for the Company.

     Suppliers' Products and Readiness: The company has reviewed its suppliers and identified key suppliers. The key suppliers have been contacted regarding their year 2000 readiness. Based on responses, cost and the critical nature of the material involved contingency planning is being developed. More specifically the inventory levels of blank tape and consumables may be increased. The Systems and Products Group's purchasing department along with the systems' engineers have been incorporating year 2000 readiness in their purchase orders.

     Company Services and Products: The Company considers it services and manufactured products to be year 2000 ready. Most of the Company's services and manufactured products have no date function and therefore have no year 2000 compliance issues. The Systems and Products Group is dependent on the year 2000 readiness of its suppliers and their products.

     The Company's remediation efforts are substantially complete and the focus is now being directed toward contingency planning. Management is confident in the Company's ability to transition to the year 2000 without incident but will establish contingency plans in the event of unforeseen failures. The Company reasonably believes that its most likely worst-case year 2000 impact would relate to problems with systems of suppliers and customers rather than with the Company's internal systems or products. The Company has less control over the year 2000 assessment and remediation efforts of third parties and believes the risks are greatest with infrastructure providers (power, water and communication services), logistics elements (transportation and customs) and suppliers of materials and services.

     Based on these reviews, costs of addressing remaining year 2000 compliance issues are not expected to exceed $25 and costs incurred to date approximate $50.

     To date, the Company has not identified any system which presents a material risk of not being year 2000 ready in a timely fashion or for which a suitable alternative cannot be implemented. As the Company progresses with its year 2000 conversion, however, it may identify systems that do present a material risk of year 2000 disruption. Such disruption may include, among other things, the inability to process transactions or information, to record, access data, or engage in similar normal business activities. If the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company will devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

     The discussion above contains certain forward-looking statements. The costs of the year 2000 conversion, the date which the Company has set to complete such conversion, and possible risks associated with the year 2000 issue are based on the Company's current estimates and are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations. Such uncertainties include, among others, the success of the Company in identifying systems that are not year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected systems, the availability of qualified personnel, consultants and other resources, and the success of the year 2000 conversion efforts of others.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risks relating to the Company's operations result primarily from changes in interest rates as well as credit risk concentrations. To address these risks the Company entered into an interest rate swap as described below. The Company does not use financial instruments for trading purposes.

Credit Risks

     The Company's customer base is composed of companies in the television network, cable and advertising industries which are located principally throughout the United States. No single customer accounted for more than 10% of the Company's sales during the fiscal year ended June 30, 1998 and 1999.

Interest Rate Risks

     The Company hedges its exposure to changes in interest rates on its senior secured term loan. In August 1997, the Company entered into a five year interest rate hedge agreement with a total notional principal amount of $33,000 to manage interest costs associated with changing interest rates. This agreement converts underlying variable rate debt based on LIBOR under the Company's term loan to fixed rate debt with an interest rate of 7.58% plus a number of basis points based upon the Company's leverage ratio.

     The following tables provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rate. For debt obligations, the table presents cash flows and related weighted-average interest rates by expected maturity dates. For interest swaps, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.


            1999                                                                                                         Fair Value
   (dollars in thousands)           2000          2001           2002           2003          2004          Total           1999
----------------------------- -- ----------- -- ---------- --- ---------- -- ----------- -- ---------- -- ---------- --- -----------
Long-term debt including
      current portion
   Fixed rate............        $   7,737       $  8,311       $  10,747     $ 17,317       $     350     $  44,462      $  44,476
   Average interest rate.             8.51%          8.39%           8.06%        7.74%           7.74%

Subordinated Debt
   Fixed rate............        $     ---       $  2,117       $   2,117     $  2,116       $     ---     $   6,350      $   5,652
   Average interest rate.             8.34%          8.34%           8.34%        8.34%           8.34%

Interest rate swap
   Pay variable/receive
   fixed.................        $   6,500       $  7,000       $   8,000     $  3,750       $     ---     $  25,250      $    (398)
   Average pay rate......             7.58%          7.58%           7.58%        7.58%           7.58%
   Average receive rate..             6.18%          6.18%           6.18%        6.18%           6.18%

            1998                                                                                                         Fair Value
   (dollars in thousands)           1999          2000           2001           2002          2003          Total           1998
----------------------------- -- ----------- -- ---------- --- ---------- -- ----------- -- ---------- -- ---------- --- -----------
Long-term debt including
      current portion
   Fixed rate............        $   5,350       $  7,052       $   7,568     $  9,970       $   6,366      $  36,306     $  36,338
   Average interest rate.             8.30%          8.29%           8.26%        8.00%           8.00%

Subordinated Debt
   Fixed rate............        $   ---         $   ---        $   2,117     $  2,117       $   2,116      $   6,350     $   5,442
   Average interest rate.             8.34%          8.34%           8.34%        8.34%           8.34%

Interest rate swap
   Pay variable/receive
   fixed.................        $   4,750       $  6,500       $   7,000     $  8,000       $   3,750      $  30,000     $    (638)
   Average pay rate......             7.58%          7.58%           7.58%        7.58%           7.58%
   Average receive rate..             6.66%          6.66%           6.66%        6.66%           6.66%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item appears in Item 14(a) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEMS 10, 11, 12, AND 13

     The information called for by Items 10, 11, 12 and 13 of this Form 10-K will be included in the Company's 1999 Proxy Statement which will be filed not later than October 28, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The consolidated financial statements, related notes thereto and report of independent public accountants required by Item 8 begin at page F-1 herein.

     (2) The financial statement schedule appears on page F-27 herein.

     (3) Exhibits:

                                    Exhibits
Exhibit Number

3.1 Certificate of incorporation of the Company. (incorporated by reference to the exhibit of the same number contained in the Company's annual report on form 10-K for the fiscal year ended July 31, 1997).
3.2+ By-Laws of the Company.
4.1 Form of 4% Convertible Subordinated Note of the Company (incorporated by reference to the exhibit of the same number contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.1(M) Form of International Post Group Inc. Long-term Incentive Plan, together with form of International Post Group Inc. Stock Option Agreement. (incorporated by reference to the exhibit 10.4 contained in Amendment No. 4 of Video's (formerly IPL's) Registration Statement on Form S-1 (the "Registration Statement, filed with the Securities and Exchange Commission (the "SEC") on February 4, 1994.)
10.2(M)  Form of  International  Post  Group  Inc.  Restricted  Share  Plan  for
     Directors, together with form of Restricted Share Agreement. (incorporated by reference to the exhibit 10.5 contained in Amendment No. 4 of Video's (formerly IPL's) Registration Statement on Form S-1 (the "Registration Statement"), filed with the Securities and Exchange Commission (the "SEC") on February 4, 1994.)
10.3 Form of Lease Agreements between Audio Plus Video and L.I.M.A. Partners. ( incorporated by reference to the exhibit 10.7 contained in Amendment No. 3 to Video's (formerly IPL's) Registration Statement filed with the SEC on January 10, 1994.)
10.4 Lease Agreements, dated as of June 30, 1993, between MTE Co. and Nineteen New York Properties Limited Partnership. (incorporated by reference to exhibit 10.9 contained in Amendment No. 1 to Video's (formerly IPL's) Registration Statement filed with the SEC on October 21, 1993.)
10.5(M) Form of Stock  Option  Agreement  between  the  Company  and  Jeffrey J.
     Kaplan. (incorporated by reference to the exhibit 10.23 contained in Amendment No. 3 to Video's (formerly IPL's) Registration Statement filed with the SEC on January 10, 1994.)
10.6 Form of Services and Option Agreement between Holdings and Kenneth F. Gorman. (incorporated by reference to the exhibit 10.25 contained in Amendment No. 3 to Video's (formerly IPL's) Registration Statement filed with the SEC on January 10, 1994.)
10.7 Form of Services and Option Agreement between Holdings and Terrence A. Elkes. (incorporated by reference to the exhibit 10.26 contained in Amendment No. 3 to Video's (formerly IPL's) Registration Statement filed with the SEC on January 10, 1994.)
10.8 Form of Stock Option Agreement between VSC and Kenneth F. Gorman. (incorporated by reference to the exhibit 10.27 contained in Amendment No. 3 to Video's (formerly IPL's) Registration Statement filed with the SEC on January 10, 1994.)
10.9 Form of Stock Option Agreement between VSC and Terrence A. Elkes. (incorporated by reference to the exhibit 10.28 contained in Amendment No. 3 to Video's (formerly IPL's) Registration Statement filed with the SEC on January 10, 1994.)
10.10(M) Form of Stock  Option  Agreement  between  the  Company  and Kenneth F.
     Gorman. (incorporated by reference to the exhibit 10.29 contained in Amendment No. 3 to Video's (formerly IPL's) Registration Statement filed with the SEC on January 10, 1994.)
10.11(M) Form of Stock  Option  Agreement  between the  Company and  Terrence A.
     Elkes. (incorporated by reference to the exhibit 10.30 contained in Amendment No. 3 to Video's (formerly IPL's) Registration Statement filed with the SEC on January 10, 1994.)
10.12(M) Employment  Agreement  dated as of April 21, 1994,  between the Company and Daniel Rosen. (incorporated by reference to the exhibit 10.32 contained in Video's (formerly IPL's) Annual Report on Form 10-K for the fiscal year ended July 31, 1994.)
10.13(M) Stock Option Agreement, dated as of April 21, 1994, between the Company and Daniel Rosen. (incorporated by reference to the exhibit 10.33 contained in Video's (formerly IPL's) Annual report on Form 10-K for the fiscal year ended July 31, 1994.)
10.14(M) Employment  Agreement dated as of May 4, 1995,  among Big  Picture/Even
     Time Limited, the Company and Barbara D'Ambrogio (incorporated by reference to exhibit number 10.2 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.15(M) Employment  Agreement dated as of May 4, 1995,  among Big  Picture/Even
     Time Limited, the Company and David D'Ambrogio (incorporated by reference to exhibit number 10.3 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.16(M) Employment  Agreement  dated as of May 4,1995,  among Big  Picture/Even
     Time Limited, the Company and Gregory Letson (incorporated by reference to exhibit number 10.4 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.17(M) Employment  Agreement dated as of May 4, 1995,  among Big  Picture/Even
     Time Limited, the Company and Michael Schenkein (incorporated by reference to exhibit number 10.5 contained in the Company's Current Report Form 8-K, dated May 18, 1995).
10.18(M) Employment  Agreement dated as of May 4, 1995,  among Big  Picture/Even
     Time Limited, the Company and Leonard Smalheiser (incorporated by reference to exhibit number 10.6 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.19(M) Employment  Agreement dated as of May 4, 1995,  among Big  Picture/Even
     Time Limited, the Company and Jane Stuart (incorporated by reference to exhibit number 10.7 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.20Put/Call  Agreement dated as of May 4, 1995, between Gregory Letson and the
     Company (incorporated by reference to exhibit number 10.8 contained in the Company's Current Report on Form 8-K, dated May 18,1995).
10.21Pledge Agreement, dated as of May 4, 1995, by and among BP Partnership,  ET
     Partnership, Barbara D'Ambrogio, David D'Ambrogio, Michael Schenkein, Leonard Smalheiser, Jane Stuart and the Company (incorporated by reference to exhibit number 10.9 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.22Pledge  Agreement,  dated as of May 4, 1995, by and between  Gregory Letson and the Company (incorporated by reference to exhibit number 10.10 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.23Escrow  Agreement  dated as of May  4,1995,  by and  among ET  Partnership,
     David D'Ambrogio, Barbara D'Ambrogio, the Company and Cowan, Gold, DeBaets, Abrahams & Sheppard, as Escrow Agent (incorporated by reference to exhibit number 10.11 contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.24Escrow  Agreement  dated as of May 4,  1995,  by and among BP  Partnership,
     Michael Schenkein, Leonard Smalheiser, Jane Stuart, Gregory Letson, the Company and Cowan, Gold, DeBaets, Abrahams & Sheppard, as Escrow Agent (incorporated by reference to exhibit number 10.12 contained in the Company's Current Report on Form 8-K, dated May 18,1995).
10.25Agreement dated as of June 7,1993,  by and between MTV Latin America,  Inc.
     and The Post Edge, Inc. (incorporated by reference to the exhibit 10.51 contained in Video's (formerly IPL's) Annual Report on Form 10-K for the fiscal year ended July 31, 1995.)
10.26Agreement,  dated  as  of  December  9,  1993,  by  and  between  Discovery
     Communications, Inc. and The Post Edge, Inc., and Amendment No. 1 thereto. (incorporated by reference to the exhibit 10.52 contained in Video's (formerly IPL's) Annual Report on Form 10-K for the fiscal year ended July 31, 1995.)
10.27Amendment No. 1, dated as of September 15, 1995,  to the  Agreement,  dated as of June 7, 1993, by and between MTV Latin America, Inc. and The Post Edge, Inc. (incorporated by reference to the exhibit 10.55 contained in Video's (formerly IPL's) Annual Report on Form 10-K for the fiscal year ended July 31, 1996.)
10.28Voting  Agreement,  dated as of June 27, 1997,  by and among  International
     Post Limited, Video Services Corporation, Terrence A. Elkes, The Equitable Life Assurance Society of the United States, Equitable Deal Flow Fund, L.P., Louis H. Siracusano, Arnold P. Ferolito and Donald H. Buck (incorporated by reference to exhibit number 10.58 contained in the Company's Current Report on Form 8-K, dated July 7, 1997).
10.29Asset  Purchase  Agreement  dated as of  January  22,  1997,  by and  among
     Cognitive Communications, Inc., Susan Wiener, Michael Rudnick and Cognitive Communications, LLC (incorporated by reference to exhibit number 10.1 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.30Agreement,  dated as of January  22,1997,  by and among the Company,  Susan
     Wiener, Michael Rudnick, Cognitive Communications, Inc. and David Leveen (incorporated by reference to exhibit number 10.2 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.31(M)  Employment  Agreement,  dated as of  January  22,  1997,  by and among
     Cognitive Communications, LLC and Susan Wiener (incorporated by reference to exhibit number 10.3 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.32(M)  Employment  Agreement,  dated as of  January  22,  1997,  by and among
     Cognitive Communications, LLC and Michael Rudnick (incorporated by reference to exhibit number 10.4 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.33(M)  Employment  Agreement,  dated  as of  January  22,1997,  by and  among
     Cognitive Communications, LLC and David Leveen (incorporated by reference to exhibit number 10.5 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.34Put  Agreement,  dated as of  January  22,  1997,  by and  among  Cognitive
     Communications, LLC, the Company, Susan Wiener, Michael Rudnick and David Leveen (incorporated by reference to exhibit number 10.6 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.35Sale  Option  Agreement,  dated  as of  January  22,  1997,  by  and  among
     Cognitive Communications, LLC and Susan Wiener (incorporated by reference to exhibit number 10.7 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.36Sale  Option  Agreement,  dated  as of  January  22,  1997,  by  and  among
     Cognitive Communications, LLC and Michael Rudnick (incorporated by reference to exhibit number 10.8 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.37Sale  Option  Agreement,  dated  as of  January  22,  1997,  by  and  among
     Cognitive Communications, LLC and David Leveen (incorporated by reference to exhibit number 10.9 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.38(M) Incentive Compensation Agreement,  dated as of January 22, 1997, by and among Cognitive Communications, LLC, Susan Wiener, Michael Rudnick and David Leveen (incorporated by reference to exhibit number 10.10. contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.39(M) Form of Incentive Option Agreement,  undated,  by and between Cognitive
     Communications, LLC and Optionee (incorporated by reference to exhibit number 10.11 contained in the Company's Quarterly Report on Form I O-Q for the quarterly period ended January 31, 1997).
10.40(M) Consulting Agreement, dated February 15, 1997, by and among the Company and Jeffrey J. Kaplan (incorporated by reference to exhibit number 10. 12 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.41Stock  Resale  Agreement,  dated as of  August  27,  1997 by and  among the
     Company. Louis H. Siracusano, Donald H. Buck and Arnold P. Ferolito (incorporated by reference to exhibit 10.70 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997.)
10.42Registration  Rights Agreements,  dated as of August 26, 1997, by and among the Company, Louis H. Siracusano, Donald H. Buck and Arnold P. Ferolito (incorporated by reference to exhibit 10.71 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997).
10.43(M) Employment  Agreement,  dated as of August 26, 1997, by and between the
     Company and Louis H. Siracusano (incorporated by reference to exhibit 10.72 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997).
10.44(M) Employment  Agreement,  dated as of August 26, 1997, by and between the
     Company and Donald H. Buck (incorporated by reference to exhibit 10.73 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997).
10.45Losses  Escrow  Agreement,  dated as of  August  26,  1997 by and among the company, Louis H. Siracusano, Donald H. Buck, Arnold P. Ferolito and IBJ Schroder Bank & Trust Company (incorporated by reference to exhibit 10.74 contained in the Company's Annual Report on Form 10-K for the fiscal year July 31, 1997).
10.46(M) Agreement,  dated as of August 26, 1997, by and between the Company and
     Martin Irwin (incorporated by reference to exhibit 10.75 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31,
     1997).
10.47(M)  Agreement,  dated of August 26,  1997,  by and between the Company and
     Arnold P. Ferolito (incorporated by reference to exhibit 10.76 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31,
     1997).
10.48(M) Agreement  dated as of October 17, 1997, by and between the Company and
     Steven G. Crane. (incorporated by reference to exhibit 10.78 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.)
10.49Credit Agreement,  dated as of August 27, 1997, by and among Video Services
     Corporation, VSC MAL Corp., the Lenders party thereto and KeyBank National Association. (incorporated by reference to exhibit 10.79 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.)
10.50Security Agreement dated as of August 27, 1997, by and among Video Services
     Corporation and KeyBank National Association. Guaranty and Security Agreement, dated as of August 27, 1997 by and among the Lender's party thereto and KeyBank National Association. (incorporated by reference to exhibit 10.80 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.)
10.51Amendment  No.1  and  Waiver  No.1,  dated  July  21,  1998  to the  Credit
     Agreement, dated as of August 27, 1997 by and among the Company, the Lenders party thereto and KeyBank National Association, as the Issuer and as Agent. (incorporated by reference to exhibit 10.59 contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.)
10.61Amendment  No. 2, dated May 12, 1999 to the Credit  Agreement,  dated as of
     August 27, 1997 by and among the Company, the Lenders party thereto and KeyBank National Association, as the Issuer and as Agent.
10.62Engagement  letter,  dated August 13, 1999,  by and between the Company and
     Lazard Freres & Co. LLC.
10.63(M)Form  of Video  Services  Corporation  1997  Long Term  Incentive  Plan.
     (incorporated by reference to exhibit number 4.1 contained in the the Company's current report on Form S-8, dated July 27, 1999.)
10.64(M) Form of Video Services  Corporation  1999  Non-Employee  Director Stock
     Plan. (incorporated by reference to exhibit 4.2 contained in the Company's current report on Form S-8, dated July 27, 1999.)
21.1 Subsidiaries of the Company.
23   Consent of Ernst & Young LLP.
27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed.

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

Date: September 24, 1999            VIDEO SERVICES CORPORATION,

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

Name and Signature           Title                                       Date

/s/ Louis H. Siracusano      President, Chief Executive Officer          9/24/99
Louis H. Siracusano          and Director (Principal Executive
                             Officer)

/s/ Steven G. Crane          Vice President and                          9/24/99
Steven G. Crane              Chief Financial Officer
                            (Principal Financial Officer)

/s/ Michael E. Fairbourne    Vice President-Administration               9/24/99
Michael E. Fairbourne       (Principal Accounting Officer)


/s/ Terrence A. Elkes        Chairman of the Board of Directors          9/24/99
Terrence A. Elkes


/s/ Robert H. Alter          Director                                    9/24/99
Robert H. Alter


/s/ Martin Irwin             Director                                    9/24/99
Martin Irwin


/s/ Frank Stillo             Director                                    9/24/99
Frank Stillo


/s/ Raymond L. Steele        Director                                    9/24/99
Raymond L. Steele

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE






                                                                 Page Number

REPORTS OF INDEPENDENT AUDITORS .....................................F-2

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of
June 30, 1998 and 1999 ..............................................F-3

Consolidated Statements of Operations for the
years ended June 30, 1997, 1998 and 1999 ............................F-4

Consolidated Statements of Stockholders'
Equity for the years ended June 30, 1997,
1998 and 1999 .......................................................F-5

Consolidated Statements of Cash Flows for the
years ended June 30, 1997, 1998 and 1999 ............................F-6

Notes to Consolidated Financial Statements ..........................F-7 to F-26





SUPPLEMENTAL SCHEDULE:

II. Valuation and Qualifying Accounts ..............................F-27

















NOTE:

         Schedules other than those referred to above have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS





To the Board of Directors and Stockholders of Video Services Corporation:

     We have  audited  the  accompanying  consolidated  balance  sheets of Video
Services Corporation and subsidiaries as of June 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Video Services Corporation and subsidiaries as of June 30, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.










                                                      /s/ERNST & YOUNG LLP

White Plains, New York
September 10, 1999

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      As of June 30, 1998 and June 30, 1999
                             (dollars in thousands)



                                                                     June 30,                     June 30,
ASSETS                                                                 1998                         1999
                                                                   --------------              ---------------
Current assets:
       Cash and cash equivalents                                   $       1,492               $          805
       Accounts receivable, net                                           14,169                       14,876
       Inventories                                                         1,083                          694
       Costs and estimated earnings in excess of billings on
          uncompleted contracts                                              187                          934
       Deferred income taxes                                               1,535                        1,300
       Prepaid expenses and other current assets                             907                          685
                                                                   --------------              ---------------
               Total current assets                                       19,373                       19,294

Fixed assets, net                                                         36,590                       39,589
Excess of cost over fair value of net assets acquired, net                22,289                       21,858
Receivable from affiliates                                                    42                            -
Deferred income taxes                                                      1,667                        2,950
Other assets                                                               1,899                        1,627
                                                                   --------------              ---------------
               Total assets                                        $      81,860               $       85,318
                                                                   ==============              ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued expenses                       $       8,443               $        9,248
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                                 3,290                          985
       Current portion of long-term debt                                   5,338                        7,702
       Income taxes payable                                                  708                          691
       Other current liabilities                                           3,881                        3,105
                                                                   --------------              ---------------
               Total current liabilities                                  21,660                       21,731

Long-term debt                                                            30,968                       36,760
Subordinated debt                                                          5,442                        5,652
Other liabilities                                                          3,065                        2,282
Payable to affiliates                                                          -                           46
                                                                   --------------              ---------------
               Total liabilities                                          61,135                       66,471
                                                                   --------------              ---------------

Commitments and contingencies

Stockholders' equity:
       Preferred stock:   $.01 par value - 3,000,000 shares
              authorized;  no shares outstanding at June 30, 1998
              and June 30, 1999                                                -                            -
       Common stock: $.01 par value, 25,000,000 share authorized, and 13,264,307 shares issued  and outstanding
              at June 30, 1998 and June 30, 1999                             132                          132
       Additional paid-in-capital                                         21,196                       21,218
       Retained deficit                                                     (603)                      (2,503)
                                                                   --------------              ---------------
               Total stockholders' equity                                 20,725                       18,847
                                                                   --------------              ---------------
               Total liabilities and stockholders' equity          $      81,860               $       85,318
                                                                   ==============              ===============













                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended June 30, 1997, 1998 and 1999
                (dollars in thousands, except per share amounts)



                                                                            1997                  1998                  1999
                                                                       -------------          ------------          -------------
Revenues:
     Sales                                                             $    15,130            $    16,642           $     23,965
     Services                                                                9,979                 54,364                 63,796
     Rentals                                                                 2,501                  1,989                  1,650
                                                                       -------------          ------------          -------------
                                                                            27,610                 72,995                 89,411

Costs:
     Costs of sales                                                         11,641                 12,537                 20,060
     Costs of services                                                       4,822                 28,062                 36,251
     Costs of rentals                                                          809                    576                    590
                                                                       -------------          ------------          -------------
                                                                            17,272                 41,175                 56,901

Depreciation                                                                 1,807                  7,109                  8,743
                                                                       -------------          ------------          -------------
Gross profit                                                                 8,531                 24,711                 23,767

Selling, general and administrative expenses                                 6,764                 17,170                 20,205

Merger related costs                                                           -                      -                      331

Amortization                                                                    17                    849                  1,093
                                                                       -------------          ------------          -------------

Operating income from continuing operations                                  1,750                  6,692                  2,138

Other (expense) income:

        Interest expense                                                      (517)                (3,619)                (4,149)

        Interest and other income                                              592                    217                     53
                                                                       -------------          ------------          -------------

Income (loss) before income taxes and discontinued operations                1,825                  3,290                 (1,958)

Income tax expense (benefit)                                                   187                  1,591                    (58)
                                                                       -------------          ------------          -------------

Income (loss) from continuing operations                                     1,638                  1,699                 (1,900)

Discontinued operations:
        Loss from operations of the Consulting Services segment
        (less applicable income tax benefit of $380, $73 and $--)             (776)                  (140)                  -

        Estimated loss on disposal of Diversified Products and
         Consulting Services segments (less applicable income tax
         benefit of $447, $1,147 and $--)                                     (912)                (1,720)                  -
                                                                       -------------          ------------          -------------
Net loss                                                               $       (50)           $      (161)          $     (1,900)
                                                                       =============          ============          =============
Earnings per share:
   Basic:
       Income (loss) from continuing operations                        $      0.23            $      0.14           $      (0.14)
       Loss from discontinued operations                                     (0.24)                 (0.15)                  -
                                                                       -------------          ------------          -------------
       Net loss                                                        $     (0.01)           $     (0.01)          $      (0.14)
                                                                       =============          ============          =============
   Diluted:
       Income (loss) from continuing operations                        $      0.23            $      0.14           $      (0.14)
       Loss from discontinued operations                                     (0.24)                 (0.15)                  -
                                                                       -------------          ============          =============
       Net loss                                                        $     (0.01)           $     (0.01)          $      (0.14)
                                                                       =============          ============          =============
Non cash dividend per share                                            $       -              $      0.22           $       -
                                                                       =============          ============          =============
Weighted average number of shares outstanding for basic and diluted
  earnings per share                                                     7,011,349             12,276,278             13,264,307
                                                                       =============          ============          =============



                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the Years Ended June 30, 1997, 1998 and 1999
                             (dollars in thousands)


                                                 Common       Common                 Retained
                                                  Stock        Stock     Paid-In     Earnings
                                                 Shares       Amount     Capital     (Deficit)     Total
                                              ---------------------------------------------------------------

Balance at June 30, 1996                        2,678,162     $ 103     $    291    $ 2,261     $ 2,655

Issuance of consultant compensatory
  stock options                                         0         0          128          0         128

Net loss                                                0         0            0        (50)        (50)
                                              ---------------------------------------------------------------
Balance at June 30, 1997                        2,678,162       103          419      2,211       2,733

Merger with IPL                                10,560,145        29       21,766          0      21,795

Contribution of real estate affiliates                  0         0       (1,263)         0      (1,263)

Issuance of stock options                               0         0          199          0         199

Non cash dividend to shareholders                       0         0            0     (2,653)     (2,653)

Stock related compensation                         26,000         0           75          0          75

Net loss                                                0         0            0       (161)       (161)
                                              ---------------------------------------------------------------
Balance at June 30, 1998                       13,264,307       132       21,196       (603)     20,725

Issuance of independent contractors

  compensatory stock options                            0         0           22          0          22

Net loss                                                0         0            0     (1,900)     (1,900)

                                              ---------------------------------------------------------------
Balance at June 30, 1999                       13,264,307     $ 132     $ 21,218    $(2,503)    $18,847
                                              ===============================================================























                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended June 30, 1997, 1998 and 1999
                             (dollars in thousands)


                                                                             1997                   1998                  1999
                                                                         ------------           ------------          ------------

Operating Activities
Net loss                                                                 $       (50)          $       (161)          $    (1,900)
Adjustments to reconcile net income to net cash provided
  by continuing operations:
     Depreciation                                                              2,015                  7,109                 8,743
     Amortization                                                                 18                    849                 1,093
     Issuance of independent contractor compensatory stock options               128                    -                      22
     Loss on disposal of discontinued operations                                 823                    481                     0
     Loss (gain) on sale of equipment                                             27                   (164)                 (112)
     Deferred income taxes                                                      (103)                   537                (1,048)
     Provision for bad debts                                                      76                    166                    67
     (Increase) decrease in operating assets:
       Accounts receivable                                                    (1,057)                 1,156                  (751)
       Inventories                                                              (404)                   107                   389
       Costs and estimated earnings in excess of billings on
         uncompleted contracts                                                    53                    176                  (747)
       Prepaid expenses and other assets                                      (1,663)                   (42)                  169
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                                   2,674                 (7,581)                  805
       Billings in excess of costs and estimated earnings on
         uncompleted contracts                                                  (459)                 2,828                (2,305)
       Income taxes payable                                                       -                      -                    (17)
       Other liabilities                                                      (1,007)                    75                (1,841)
                                                                         ------------          -------------          ------------
Net cash provided by continuing operations                                     1,071                  5,536                 2,567


Investing Activities
Additions to fixed assets                                                     (3,053)                (6,448)              (11,619)
Proceeds from sale of fixed assets                                                99                    168                   280
(Increase) decrease in receivable from affiliates                                562                   (389)                  (16)
                                                                         ------------          -------------          ------------
Net cash used in investing actvities                                          (2,392)                (6,669)              (11,355)


Financing Activities
Proceeds from subordinated debt                                                  -                      158                   210
Proceeds from long-term borrowing                                              4,159                 54,561                25,569
Repayments of borrowings                                                      (2,968)               (52,484)              (17,678)
                                                                         ------------          -------------          ------------
Net cash provided by financing activites                                       1,191                  2,235                 8,101


Net increase (decrease) in cash                                                 (130)                 1,102                  (687)
Cash and cash equivalents, beginning of year                                     520                    390                 1,492
                                                                         ------------          ------------          -------------
Cash and cash equivalents, end of year                                   $       390           $      1,492           $       805
                                                                         ============          ============          =============





                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          As of June 30, 1998 and 1999
              and for the years ended June 30, 1997, 1998 and 1999
                (dollars in thousands, except for share amounts)



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

     As part of the Merger, the Company made a strategic evaluation of facilities and personnel requirements and determined that certain IPL facilities would be closed with the equipment being consolidated into other facilities and determined that certain IPL personnel would be redundant. Accordingly, the Company recorded a reserve for severance costs of $1,426 and lease related costs of $993 as of August 27, 1997. The balance of the liability was $1,805 and $915 at June 30, 1998 and June 30, 1999, respectively. The Company has made payments of $614 and $890 against reserve in fiscal 1998 and 1999, respectively. At June 30, 1999 it was estimated that approximately $591 of such expenditures would be made in fiscal 2000, $196 in fiscal 2001, $128 in fiscal 2002. The Company anticipates that funding for these amounts will be provided by operations.

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

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     In connection with, and as a condition to the Merger, immediately prior to the Merger, the Diversified Products segment and certain assets of Old Video, including cash surrender value of officers life insurance, were spun-off to the stockholders of Old Video in a non-cash dividend of approximately $2,653. Immediately prior to the Merger, the principal stockholders of Old Video contributed (the "Contribution") the stock of two S corporations holding all of the general and limited partnership interests in MAL Partners and L.I.M.A. Partners, which partnerships owned real estate and equipment which was leased solely to Old Video and IPL. The Contribution, which represents a transfer between entities under common control, has been recorded at the lower of historical amortized cost or fair value.

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

                (dollars in thousands, except per share amounts)


                                                                   1997               1998
                                                              ---------------    ---------------
     Revenues......................................           $        78,430    $        80,386
     Income from continuing operations.............                     1,955              1,743
     Income from continuing operations per share...                      0.15               0.13
     Net loss......................................                      (182)              (176)
     Net loss per share............................           $         (0.01)   $         (0.01)

     Pro forma income from continuing operations and net loss per share are based on the weighted average number of shares outstanding after the Merger of 13,238,307. Included in the net loss for the year ended June 30, 1997 is approximately $1,688 of loss from discontinued operations relating to certain subsidiaries (Diversified Products segment) of Old Video which were discontinued in connection with the Merger and approximately $449 of loss from the discontinued operations relating to the Consulting Services segment which was previously owned by IPL. Also included in the year ended June 30, 1997 is approximately $500 of other income pertaining to partial consideration for the sale of a radio station in fiscal 1991. Included in the net loss for the year ended June 30, 1998 is approximately $1,919 of loss from the discontinued operations relating to the Consulting Services segment (see Note 16).

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

                  Machinery and equipment.....................3-10 years
                  Equipment held for rental...................3- 7 years
                  Furniture and fixtures......................3-10 years
                  Leasehold improvements......................3-14 years
                  Transportation equipment....................3- 5 years

     Repairs and maintenance are charged to expense as incurred. Expenditures that result in the enhancement of the value of the facilities involved are treated as additions to property and equipment. Cost of property and equipment disposed of and accumulated depreciation thereon are removed from the related accounts, and gain or loss, if any, is recognized.

Goodwill

     The excess of cost over net assets acquired is amortized on a straight-line basis principally over 25 years. Amortization expense for the years ended June 30, 1997, 1998 and 1999 was $14, $742 and $984, respectively. Accumulated amortization at June 30, 1998 and 1999 was $847 and $1,843, respectively. The Company periodically evaluates the carrying value of intangible assets by relating the estimated cash flows of the underlying businesses. An impairment loss may be recognized if the expected cash flow is less than book value.

Advertising

     The Company expenses advertising costs as incurred. Advertising expense was $128, $310, and $406 for the years ended June 30, 1997, 1998 and 1999, respectively.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Asset Impairment

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which addresses the accounting and reporting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted the provisions of this new standard effective August 1, 1996. The effect of adoption was not material to the Company's financial condition, results of operations or cash flow.

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

     Cash equivalents of $35 at June 30, 1998 and 1999 are used to collateralize a standby letter of credit, related to an operating lease.

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

     The Company entered into an interest-rate swap agreement to modify the interest characteristics of its outstanding debt (see Note 9). The interest-rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. This agreement involves the exchange of amounts based on a variable interest rate for amounts based on fixed interest rate over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to or receivable from the counterparty is included in other liabilities or assets. The fair value of the swap agreement and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. The fair value is the amount at which the swap agreement could be settled based on quotes provided by counterparty.

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

                                                                      1998                              1999

                                                           Carrying            Fair           Carrying           Fair
                                                            Amount            Value            Amount           Value
                                                        ----------------- ---------------- ---------------- ----------------
             Long-term debt.........................        $    36,306      $   36,338          $  44,462        $  44,476
             Off - balance sheet financial instruments:
                Unrealized loss on swap agreement...        $      ---       $     (638)         $   ---          $    (398)

Customer Concentrations

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade accounts receivable. The Company conducts most of its operations in the television network, cable and advertising industries. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. Management believes it has reasonably estimated losses from uncollectible receivables. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers included in the Company's customer base. The Company had sales to one Systems and Products segment customer in 1997 in excess of 10% of consolidated revenues. Sales to such customers aggregated 15% of 1997 revenues.

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

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Supplemental Statement of Cash Flow Information

                                                                            (In Thousands)
                                                              -------------------------------------------

                                                                 1997            1998           1999
                                                              -----------     -----------    -----------
Amounts paid for:

     Interest.....................................            $      517      $    3,325     $    3,733
                                                              -----------     -----------    -----------
     Income taxes.................................            $    1,300      $      420     $      746
                                                              -----------     -----------    -----------

Non-cash transactions:
Investing-
     Contribution of real estate affiliates
     Asset acquired...............................                            $    3,801
                                                                              -----------
     Liabilities assumed..........................                            $    5,064
                                                                              -----------

     Merger with and into International Post Limited
     Asset acquired...............................                            $   43,677
                                                                              -----------
     Liabilities assumed..........................                            $   38,932
                                                                              -----------
Financing-
    Non cash dividend to shareholders.............                            $    2,653
                                                                              -----------

    Equipment acquired under capital lease obligations                                       $      265
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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is required to be adopted for fiscal years beginning after December 15, 1997. Statement No. 131 requires the Company to disclose revenues, earnings and other financial information pertaining to the business segments by which the Company is managed, as well as what factors management used to determine these segments. The Company has adopted Statement 131 for all periods presented.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter. The Company expects to adopt the new Statement effective July 1, 1999. The Statement will require the company to recognize all derivatives, which currently consist of an interest rate swap on the balance sheet at fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on their results of operations and financial position of the Company.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 3 - Accounts Receivable

                                                                          June 30,               June 30,
                                                                            1998                   1999
                                                                     -------------------    -------------------

Accounts receivable, trade..................................          $        12,579        $        13,750
Contracts receivable billed:
     Uncompleted contracts..................................                    2,031                    702
     Completed contracts....................................                      738                  1,453
                                                                     -------------------    -------------------
                                                                               15,348                 15,905
Less:  Allowance for doubtful accounts
           and volume discounts ............................                    1,179                  1,029
                                                                     -------------------    -------------------
                                                                      $        14,169        $        14,876
                                                                     ===================    ===================

Note 4 - Inventories

Inventories are summarized as follows:

                                                                         June 30,               June 30,
                                                                           1998                   1999
                                                                    -------------------    -------------------
System components and equipment, net of
  obsolescence allowance of $671 and $676...................          $           569       $            355
Tape stock..................................................                      514                    339
                                                                    -------------------    -------------------
                                                                      $         1,083       $            694
                                                                    ===================    ===================

Note 5 - Costs and Estimated Earnings on Uncompleted Contracts

                                                                          June 30,               June 30,
                                                                            1998                   1999
                                                                    -------------------    -------------------

Costs incurred on uncompleted contracts to date.............          $         8,702        $         7,808
Estimated earnings to date..................................                    2,380                  1,483
                                                                    -------------------    -------------------
                                                                               11,082                  9,291
Less:  billings to date.....................................                   14,185                  9,342
                                                                    -------------------    -------------------
Billings in excess of costs and estimated
  earnings on uncompleted contracts.........................          $        (3,103)       $           (51)
                                                                    ===================    ===================


Included in accompanying balance sheets under the following captions:

                                                                          June 30,               June 30,
                                                                            1998                   1999
                                                                    -------------------    -------------------
Costs and estimated earnings in excess of
  billings on uncompleted contracts.........................          $           187        $           934
Billings in excess of costs and estimated
  earnings on uncompleted contracts.........................                   (3,290)                  (985)
                                                                    -------------------    -------------------
                                                                      $        (3,103)       $           (51)
                                                                    ===================    ===================

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 6 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:


                                                                         June 30,               June 30,
                                                                           1998                   1999
                                                                     ------------------     ------------------

Prepaid expenses............................................          $           612        $           413
Other.......................................................                      295                    272
                                                                     ------------------     ------------------
                                                                      $           907        $           685
                                                                     ==================     ==================

Note 7 - Fixed Assets

Fixed assets, at cost, summarized by major categories consist of the following:

                                                                        June 30,               June 30,
                                                                          1998                   1999
                                                                     -------------------    -------------------
Machinery and equipment.....................................          $        38,868        $        44,482
Leasehold improvements......................................                   11,195                 12,389
Furniture and fixtures......................................                    2,028                  2,222
Transportation equipment....................................                      281                    270
Building....................................................                    2,199                  2,199
Land........................................................                    1,967                  1,967
Equipment under capital lease...............................                    1,440                  5,256
                                                                     -------------------    -------------------
                                                                               57,978                 68,785
Less:  accumulated depreciation, including
           accumulated amortization for
           equipment under capital lease....................                   21,388                 29,196
                                                                     -------------------    -------------------
                                                                      $        36,590        $        39,589
                                                                     ===================    ===================


Note 8 - Other Current Liabilities

Other current liabilities consist of the following:

                                                                         June 30,               June 30,
                                                                           1998                   1999
                                                                    -------------------    -------------------
Wages payable...............................................          $         1,874        $         1,883
Other.......................................................                    2,007                  1,222
                                                                    -------------------    -------------------
                                                                      $         3,881        $         3,105
                                                                    ===================    ===================

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 9 - Long-Term Debt

                                                                         June 30,               June 30,
                                                                           1998                   1999
                                                                    -------------------    -------------------
Senior secured term loan....................................        $          30,000      $          25,250
Senior secured revolving credit loan........................                    2,600                 12,700
Mortgages payable to credit institution
  bearing interest at 8.95% - prime (8.50% and 7.75% at
  June30, 1998 and June 30, 1999, respectively) plus 1%,
  collateralized by fixed assets with net book value at $2,446
  and $2,395................................................                     2,426                  2,209
Capitalized lease obligations...............................                     1,280                  4,303
                                                                    -------------------    -------------------
                                                                                36,306                 44,462
Less:  current maturities...................................                     5,338                  7,702
                                                                    -------------------    -------------------
                                                                    $           30,968     $           36,760
                                                                    ===================    ===================

     In connection with the Merger, the Company refinanced all IPL's and Old Video's long-term indebtedness (excluding capital lease obligations, Old Video's mortgage payable, IPL's subordinated debt and IPL's note payable to Cognitive Communications, Inc.) including lines of credit, with a $33,000 term loan and a $17,000 revolving line of credit.

     Senior Secured Long-Term Debt - The Company established a $33,000 senior secured term loan (the "Term Loan") and the Revolving Loan (as defined herein), with a five-year facility provided by KeyBank, as the agent bank (the "Facility") which are secured by all assets of the Company and its existing and future directly and indirectly owned subsidiaries. The Revolving Loan bears interest at the lenders' prime rate minus 1.0% or LIBOR (London Interbank Offered Rate) plus a number of basis points based upon the Company's leverage ratio (funded debt divided by EBITDA). The Term Loan bears interest at LIBOR plus a number of basis points based upon the Company's leverage ratio. The facility contains various convenants that require the Company to maintain certain financial ratios, limits capital expenditures, prohibit dividends and similar payments and restrict the Company's ability to incur other indebtedness. During May 1999, the lenders amended the credit agreement. The Facility is guaranteed by all of the Company's subsidiaries.

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

     Revolving Credit Facility - The Company established a $17,000 senior secured revolving credit facility (the "Revolving Loan") with KeyBank. The Company had outstanding direct borrowings of $12,700 under the Revolving Loan at June 30, 1999. The Company also has outstanding under the Revolving Loan letters of credit of approximately $791 at June 30, 1999. The Company's Revolving Loan weighted average interest rate was 7.79% at June 30, 1999.

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

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 9 - Long Term Debt (continued)


     Also, in connection with the Merger and Contribution, the Company assumed additional long-term indebtedness of $3,842, consisting of a note payable to Cognitive Communications, Inc. ($196), mortgage payable ($2,103) and capital lease obligations ($1,543).


     Required payments of principal on senior and subordinated debt including accreted interest of approximately $698, exclusive of capitalized leases, outstanding at June 30, 1999, are summarized as follows:

                  Fiscal Year                                                Amount
                                                                         ---------------
                  2000..........................................              $   6,716
                  2001..........................................                  9,350
                  2002..........................................                 11,852
                  2003..........................................                 18,591
                                                                         ---------------
                                                                              $  46,509
                                                                         ===============



     The Company leases certain equipment from unaffiliated entities. Further minimum lease payments under capital leases as of June 30, 1999 are:

                  Fiscal Year                                                Amount
                                                                         ---------------
                  2000..........................................              $   1,290
                  2001..........................................                  1,303
                  2002..........................................                  1,180
                  2003..........................................                    915
                  2004..........................................                    357
                                                                         ---------------
                  Total minimum lease payments..................                  5,045
                  Less:  Amount representing interest...........                    742
                                                                         ---------------
                  Present value of minimum lease payments.......              $   4,303
                                                                         ===============




     Leased property under capital leases are classified in fixed assets as follows:

                                                                        June 30,            June 30,
                                                                          1998                1999
                                                                     ---------------     --------------

                  Equipment under capital leases................     $        1,440      $       5,256
                  Less:  Accumulated amortization...............                281              1,092
                                                                     ---------------     --------------
                                                                     $        1,159      $       4,164
                                                                     ===============     ==============

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 10 - Related Parties

     The Company leases a building in Northvale, New Jersey from an entity owned by certain principal stockholders of the Company, under a lease accounted for as an operating lease, which facility serves as its engineering and fabrication facility. Such rental expenses of the Company for the years ended June 30, 1997, 1998 and 1999 amounted to $241, $270 and $272, respectively.

     The Company has its corporate headquarters as well as its Satellite and Distribution facilities in Northvale, New Jersey that was leased from two partnerships, whose partners then owned a majority interest in Old Video, under a lease accounted for as an operating lease. In August 1997, immediately prior to the Merger, the principal stockholders of Old Video contributed the stock of two S Corporations holding all of the general and limited partnership interest in the two partnerships (see Note 1). Such rental expense of the Company for the years ended June 30, 1997 and 1998 amounted to $826 and $130, respectively. At June 30, 1998 and 1999 the Company also had accounts receivable of $148 and $130 and (accounts payable) of ($106) and ($176), respectively from (to) other affiliated entities.


     At June 30, 1999, future minimum rental payments under non-cancelable leases with affiliated entities are as follows: (see Note 18).

                                          Fiscal Year                             Amount
                          ----------------------------------------     ------------------
                               2000...........................             $        231
                               2001...........................                      231
                               2002...........................                      231
                                                                       ------------------
                                                                           $        693
                                                                       ==================

Note 11 - Business Segment Information

     The Company's continuing operations are classified into three reportable business segments that provide different products and services: (i) Satellite and Distribution Services, (ii) Systems and Products and (iii) Production Services (See Note 1). Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies. The Diversified Products segment is shown as discontinued operations for 1997 and the Consulting Services segment is shown as discontinued operations for 1998 (see Note 16).

     The Company evaluates performance and allocates resources based on operating income from continuing operations. The Company does not allocate income and expenses that are of a general corporate nature to industry segments in computing operating income. These include corporate expenses, interest income and expenses, and certain other income and expenses not directly attributable to a specific segment.

     Inter-segment sales are accounted for on the same basis used to price sales to similar non-affiliated customers and such sales are eliminated in arriving at consolidated amounts.

     The accounting policies applied by each of the segments are the same as those used by the company in general (see Note 1).

     Assets  by  segment  include  assets  directly   identifiable   with  those
operations.   Other  assets  primarily   consist  of  corporate  cash  and  cash
equivalents and fixed assets associated with nonsegment activities.

     The Company operates primarily in the United States. Revenues from foreign countries are not significant.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 11 - Business Segment Information (continued)

     Summarized financial information by business segment for 1997, 1998 and 1999 is as follows:


                                                                         1997                 1998                       1999
                                                                   -----------------    -----------------    -----------------
Net revenues from unaffiliated customers:
Systems and Products......................................          $        17,631      $       18,631       $        25,615
Satellite and Distribution Services.......................                    9,979              21,384                31,280
Production Services.......................................                       --              32,980                32,516
                                                                   -----------------    -----------------    -----------------
Net revenues..............................................          $        27,610      $       72,995       $        89,411
                                                                   =================    =================    =================

Intersegment revenues:
Systems and Products......................................          $           290      $        1,386       $         2,067
Satellite and Distribution Services.......................                      705               1,160                 1,125
Production Services.......................................                       --               1,010                   492
                                                                   -----------------    -----------------    -----------------
Total intersegment revenues...............................          $           995      $        3,556       $         3,684
                                                                   =================    =================    =================

Operating income:
Systems and Products......................................          $         2,341      $        2,490       $         1,372
Satellite and Distribution Services.......................                    2,239               5,830                 6,075
Production Services.......................................                       --               3,542                   170
Corporate ................................................                   (2,830)             (5,170)               (5,479)
                                                                   -----------------    -----------------    -----------------
Operating income from continuing operations...............                    1,750               6,692                 2,138

Interest expense, net.....................................                     (517)              (3,619)              (4,149)
Other income..............................................                      592                  217                   53
                                                                   -----------------    -----------------    -----------------
Income (loss) before income taxes and discontinued operations       $         1,825      $         3,290      $       (1,958)
                                                                   =================    =================    =================

Depreciation and amortization:
Systems and Products......................................          $           740      $           650      $           754
Satellite and Distribution Services.......................                      995                2,076                2,957
Production Services.......................................                       --                4,035                4,568
Corporate ................................................                       89                1,197                1,557
                                                                   -----------------    -----------------    -----------------
Total depreciation and amortization ......................          $         1,824      $         7,958      $         9,836
                                                                   =================    =================    =================

Assets:
Systems and Products......................................          $         6,650      $         5,971      $         6,427
Satellite and Distribution Services.......................                    5,447               16,460               20,691
Production Services.......................................                       --               29,787               25,698
Discontinued operations...................................                      634                  ---                  ---
Corporate ................................................                    8,070               29,642               32,502
                                                                   -----------------    -----------------    -----------------
Total assets..............................................          $        20,801      $        81,860      $        85,318
                                                                   =================    =================    =================

Additions to fixed assets:
Systems and Products......................................          $           461      $           653      $         1,349
Satellite and Distribution Services.......................                      953                4,591                5,332
Production Services.......................................                       --                  634                4,575
Discontinued operations...................................                      418                  119                  ---
Corporate ................................................                    1,221                  451                  628
                                                                   -----------------    -----------------    -----------------
Total additions to fixed assets...........................          $         3,053      $         6,448      $        11,884
                                                                   =================    =================    =================

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 12 - Earnings Per Share


     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                Year Ending           Year Ending            Year Ending
                                                                 June 30,               June 30,              June 30,
                                                                   1997                   1998                  1999
                                                             ------------------    -------------------    ------------------
Numerator:
  Income (loss) from continuing operations...........        $           1,638     $            1,699     $          (1,900)
                                                             ------------------    -------------------    ------------------

  Numerator for basic earnings per share-
    Income (loss) available to common stockholders...                    1,638                  1,699                (1,900)
  Effect of dilutive securities:
    4% convertible subordinated notes and stock
    options..........................................                       --                     --                    --
                                                             ------------------    -------------------    -------------------
  Numerator for dilutive earnings per share-
    Income (loss) from continuing operations
    available to common stockholders after
    assumed conversions...................................   $           1,638     $            1,699     $          (1,900)
                                                             ==================    ===================    ==================
Denominator:
  Denominator for basic earnings per share-
    weighted-average shares..........................                7,011,349             12,276,278            13,264,307
  Effect of dilutive securities:
    4% convertible subordinated notes and stock
    options .........................................                       --                     --                    --
                                                             ------------------    -------------------    ------------------
  Denominator for dilutive earnings per share-
    adjusted weighted-average shares and assumed
    conversions......................................                7,011,349             12,276,278            13,264,307
                                                             ===================   ===================    ==================

Basic earnings (loss)per share from continuing
   operations........................................        $            0.23     $             0.14     $           (0.14)
                                                             ==================    ===================    ==================

Diluted earnings (loss) per share from continuing
   operations........................................        $            0.23     $             0.14     $           (0.14)
                                                             ==================    ===================    ==================

     Earnings (loss) per share from continuing operations has been computed using the weighted average number of shares outstanding during each period. Pre-Merger weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares of common stock of the Company.

     The effect of 4% convertible subordinated notes and stock options have been excluded from the diluted earnings per share calculation, because they are anti-dilutive.

     The average number of options to purchase shares of common stock excluded from the computation of diluted earnings per share because the options' excercise prices were greater than the average market price of the common shares and due to the Company's current year operating loss, therefore, having an antidilutive effect, were 498,900 and 549,529 for fiscal 1998 and 1999, respectively.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 13 - Income Taxes

     The reconciliation between the statutory tax rate and those reflected in the Company's income tax provision is as follows:

                                                                     1997               1998               1999
                                                                 --------------     --------------    ---------------

Statutory tax rate.......................................                34.0%              34.0%            (34.0)%
Change in valuation allowance............................               (34.0)              (5.2)             45.2
Non-deductible intangible amortization...................                 ---                8.8              16.9
State & local taxes, net of federal benefit..............                 7.0                9.6             (34.7)
Non-deductible meals and entertainment...................                 1.0                0.9               2.1
Stock options granted by shareholders....................                 1.6                ---               ---
Other....................................................                 0.6                0.3               1.5
                                                                 --------------     --------------    ---------------
                                                                         10.2%              48.4%             (3.0)%
                                                                 ==============     ==============    ===============

     The provision for income taxes for the Company is as follows:

                                                                       1997               1998              1999
                                                                  ---------------    ---------------    --------------

Current
     Federal.............................................         $       556        $       ---        $      ---
     State and local.....................................                 202                439               550
Deferred
     Federal.............................................                  55              1,372              (369)
     State and local.....................................                  (4)                38            (1,580)
     Adjustment to valuation allowance...................                (622)              (258)            1,341
                                                                  ---------------    ---------------    --------------
                                                                  $       187        $     1,591        $      (58)
                                                                  ===============    ===============    ==============


     The   components  of  net  deferred  tax  assets   arising  from  temporary
differences as of June 30, 1998 and 1999 were as follows:

                                                                               June 30,                 June 30,
                                                                                 1998                     1999
                                                                         ---------------------     --------------------

Receivable allowance............................................          $               492       $              542
Inventory reserves..............................................                          318                      379
Compensation payable............................................                          479                      353
Other...........................................................                          246                       26
                                                                         ---------------------     --------------------
                                                                                        1,535                    1,300

Federal and state net operating loss
  carryforwards.................................................                        2,310                    5,602
Valuation allowance.............................................                         (679)                  (2,020)
Purchase accounting reserves....................................                          720                      355
Straight lined rent.............................................                          475                      698
Other...........................................................                          267                      ---
Accelerated depreciation........................................                          ---                     (259)
                                                                         ---------------------     --------------------
Deferred tax asset..............................................          $             4,628       $            5,676
                                                                         =====================     ====================

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 13 - Income Taxes (continued)

     Included in deferred income taxes are accrued income tax liabilities of $1,426 as of June 30, 1998 and 1999, respectively.

     The Federal net operating loss valuation allowance decreased by approximately $622 in 1997 as a result of revised estimates of future taxable income principally as a result of discontinuing Old Video's Diversified Products segment.

     The state net operating loss carryforward valuation allowance increased by $1,341 in 1999, as a result of additional operating losses in certain subsidiaries. The state net operating loss carryforward valuation allowance decreased by $258 in 1998, as a result of the use of certain state net operating losses. The Company has a state valuation allowance of $2,020 as of June 30 1999. The state valuation allowance is provided as a result of estimates regarding future operations of certain subsidiaries in certain states.

     At June 30, 1999, the Company has potential tax benefits from net operating loss carryforwards for federal income tax purposes of approximately $2,205, which begin to expire in 2007. The Company also has potential tax benefits from net operating loss carryforwards for state income tax purposes of $3,473, which begin to expire in 2002, and an AMT credit of $418.

Note 14- Retirement Plans

     The Company provides retirement benefits through a qualified salary reduction plan for eligible employees under Section 401(k) of the Internal Revenue Code (the "Retirement Plans"). The Retirement Plan is funded by salary reduction contributions by the participants thereof. The Company's contributions to the retirement plan are based on participant contributions (which are limited to a fixed percentage of participant compensation) and matching employer contributions. Additionally, the Company may contribute a discretionary amount. For the years ended June 30, 1997, 1998 and 1999, the matching employer contributions amounted to $57, $191 and $275, respectively.

Note 15 - Stock Based Compensation Plans

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

     During fiscal years 1998 and 1999, 368,000 and 115,000 shares of common stock options were granted, respectively. At June 30, 1999, there are 258,000 shares of common stock available for granting.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 15 - Stock Based Compensation Plans (continued)

     On June 13, 1997, the principal stockholders of the Old Video entered into stock option agreements (the "Stockholder Options") with various employees of the Old Video, granting such employees the right to purchase 87,128 shares of the Company's common stock from such stockholders. The Stockholder Options were fully vested at June 30, 1997, became exercisable June 1998 and expire on the fifth anniversary of the vesting date. The exercise prices of the Stockholder Options upon grant were in excess of the estimated fair market value of the Old Video's common stock. In conjunction with the Merger, changes were made to the Stockholder Options to restore the option holder's economic position. The
Stockholder Options converted into options to purchase from such stockholders 235,000 shares of the Company's common stock. The changes to the Stockholder Option did not impact the aggregate intrinsic value, reduce the ratio of exercise price per option to the market value per share, or alter vesting provision of the Stockholder Option. As a result, no expense under APB 25 was recognized.

     The Black-Scholes option pricing model used the following assumptions for grants in 1997, 1998 and 1999, respectively: expected volatility of 0.4, 0.4 and 0.5, dividend yield of 0% for all years, five year, ten year and ten year expected lives, and risk free interest rates of 5.52%, 6.38% and 6.09%.

     The following table shows the pro forma impact of options on the Company's net loss for the years ended June 30, 1998 and 1999 in accordance with SFAS 123. The pro forma impact may not be representative of the effect on the future years because of the subjective assumptions used in the fair value estimate calculated under the Black-Scholes model and because new grants are generally made each year.

                                                                          1997               1998               1999
                                                                      ---------------    ---------------    ---------------

Net loss:                                       As Reported           $          (50)    $         (161)    $       (1,900)
                                                Pro Forma                       (250)              (265)            (2,071)
Net loss per common share - Basic:              As Reported                     (.01)              (.01)              (.14)
                                                Pro Forma                       (.04)              (.02)              (.16)
Net loss per common share - Diluted:            As Reported                     (.01)              (.01)              (.14)
                                                Pro Forma             $         (.04)    $         (.02)    $         (.16)

     A summary of the status of the Stock Plan at June 30, 1998 and 1999, and changes during the years then ended is presented in the table below.

                                                                        1998                                      1999
                                                        --------------------------------------    ----------------------------------
                                                                                 Weighted                                 Weighted
                                                             Number              Average               Number              Average
                                                               Of                Exercise                Of               Exercise
                                                             Shares               Price                Shares               Price
                                                        -----------------    -----------------    -----------------    -------------
Outstanding at beginning of year..................                   ---     $            ---              857,800     $       4.16
IPL vested options assumed in Merger...............              508,800                 5.00                  ---              ---
Granted...........................................               368,000                 3.05              115,000             2.95
Exercised.........................................                   ---                  ---                  ---              ---
Forfeited.........................................              (19,000)                 5.00               (7,200)            3.28
Canceled or Expired...............................                   ---                  ---                  ---              ---
                                                        -----------------    -----------------    -----------------    -------------
Outstanding at end of year........................               857,800     $           4.16              965,600     $       4.02
                                                        =================    =================    =================    =============
Exercisable at end of year........................               489,800     $           5.00              609,257     $       4.61
                                                        =================    =================    =================    =============
Weighted average fair value of options granted....      $           1.85                          $           2.10
                                                        =================                         =================

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 15 - Stock Based Compensation Plans (continued)

     The range of exercise prices for the options outstanding at June 30, 1999 is $2.00 - $5.00 with a weighted average contractual life of 7.6 years. Of the 965,600 options outstanding at June 30, 1999, 162,867 have exercise prices of $4.00, 162,867 have exercise prices of $5.00 and 162,866 have exercise prices of $6.00 all with a remaining contractual life of 6.8 years. All of these options are exercisable. Of the remaining 477,000 options outstanding, 262,000 have exercise prices of $2.94 with a remaining contractual life of 8.2 years; 75,000 have exercise prices of $3.375 with a remaining contractual life of 8.3 years; 25,000 have exercise prices of $3.25 with a remaining contractual life of 8.6 years; 95,000 have exercise prices of $3.062 with a remaining contractual life of 9.2 years; 10,000 have exercise prices of $2.00 with a remaining contractual life of 9.9 years; 5,000 have a exercise prices of $2.50 with a remaining contractual life of 9.7 years; and 5,000 have exercise prices of $3.0625 with a remaining contractual life of 9.5 years. Approximately 159,000 options become exercisable in fiscal 2000, 159,009 options become exercisable in fiscal 2001 and 38,334 options become exercisable in fiscal 2002.

     Upon the Merger, the Company assumed 508,800 fully vested IPL options, which had previously been granted to former employees and directors of IPL.

     In May 1999, the directors of the Company have approved a 1999 non-employee director stock plan for directors who are not employees of the Company. A total of 120,000 shares of common stock are available for issuance under such plan. Upon grant, these shares shall be immediately vested and nonforfeitable.

     The stockholders and directors of the Company have also approved a restricted share plan for directors who are not employees of the Company. A total of 50,000 shares of common stock are available for issuance under such plan. Upon grant, these options will vest upon the earliest to occur of two consecutive years of board service, the death or disability of the recipient or a "change of control date" (as defined in the Company's restricted share plan). During fiscal year 1998, 6,000 shares of common stock were awarded to the directors of the Company. All such shares are currently vested. At the date of grant, the share price was $2.88. Compensation expense charged to operations in fiscal year 1998 was $17.

     In August 1997, in connection with the Merger as part of his severance agreement, Old Video's stockholders granted the former chief executive officer of IPL options to purchase an aggregate of 75,000 shares at an exercise price of $0.75 per share. Such options are fully vested. Given that these options are below market value, the Company recorded additional paid in capital of $199.

     In February 1994, in connection with the acquisition of Audio Plus Video by IPL, the then chief financial officer of IPL was granted ten-year, non-qualified stock options to purchase 181,818 shares of the Company's common stock at an exercise price of $9.35 per share. Such options are fully vested and are presently exercisable until February 2002.

     In February 1994, IPL and Old Video each granted five-year non-qualified options to purchase an aggregate of 60,000 shares of the Company's common stock to the two directors of IPL. The exercise price of such options is equal to IPL's initial pubic offering price of $11 per share. Such options vested three months after the consummation of the public offering.


Note 16 - Discontinued Operations

     On November 30, 1997, management, which had the authority to approve the action, committed the Company to a formal plan to dispose of its interest in the Consulting Services segment, acquired in the Merger, which provided strategic consulting services in the area of communications, design and implementation of intranets, extranets and internets. Management closed the Consulting Services segment November 1998.

     Losses from the discontinued Consulting Services segment amounted to $140 from the date of the Merger through November 30, 1997 net of applicable income tax benefit of $73, and are shown separately in the consolidated statements of income. Revenues of the discontinued Consulting Services segment were $1,407 from the date of the Merger through June 30, 1998 and $686 for the nine months ended June 30, 1999. Included in other current liabilities at June 30, 1999 is a reserve of $249 principally for remaining lease commitments and severance arrangements.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 16 - Discontinued Operations (continued)

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

     Losses from the operations of the discontinued Diversified Products segment amounted to $1,688 for the year ended June 30, 1997, net of applicable income tax benefit of $827, and is shown separately in the consolidated statements of income. Revenues of the discontinued operations of the Diversified Products segment were $11,404 and $1,421 for the years ended June 30, 1997 and 1998, respectively.


Note 17 - Other Income

     Included in 1997 other income is $500 pertaining to the payment of a note receivable for which the Company had established a full valuation allowance. The note receivable was partial consideration for the sale of a radio station in fiscal 1991.

Note 18 - Commitments and Contingencies

     Lease Commitments - The Company leases property under leases accounted for as operating leases. Certain leases include escalation clauses. At June 30, 1999, future minimum rental payments, including related party leases (see Note
10), under non-cancelable leases for buildings and equipment are as follows:

                 Fiscal Year                                                   Amount
                 ---------------                                           ---------------
                 2000..............................................             $   4,445
                 2001..............................................                 4,326
                 2002..............................................                 3,484
                 2003..............................................                 2,805
                 2004..............................................                 2,595
                 Thereafter........................................                11,274
                                                                           ---------------
                                                                                $  28,929
                                                                           ===============

     Rental expense for the years ended June 30, 1997, 1998 and 1999 amounted to $1,203, $3,719 and $4,302, respectively. The Company also has non-cancelable subleases of approximately $1,232.

     Employment Agreements - At June 30, 1999, the Company is obligated under employment contracts with certain key employees providing for base salary and incentive bonuses based upon the results of operations. Minimum amounts due under these contracts are as follows:

                 Fiscal Year                                                  Amount
                 ---------------                                           --------------
                 2000..............................................             $  2,260
                 2001..............................................                  900
                 2002..............................................                  168
                                                                           --------------
                                                                                $  3,328
                                                                           ==============


                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 18 - Commitments and Contingencies (continued)

Litigation

     The Company is involved in various claims and legal proceedings related to employment agreements and business acquisitions as well as other legal proceedings of a nature considered normal to its business. While it is not possible to predict or determine the outcome of these proceedings, it is the opinion of management that their outcome will have no material adverse effect on the financial position, liquidity or results of operations of the Company.

Note 19 - Preferred Stock

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

Note 20- Dividend Policy

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

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 21 - Unaudited Quarterly Results

     Unaudited quarterly financial information for fiscal year 1998 and 1999 is set forth below. All dollar amounts are in thousands except per share data.

                                                                            Quarter Ended

                                            ------------------------------------------------------------------------------
                                            -----------------    ----------------    -----------------    ----------------
                                             September 30,        December 31,          March 31,            June 30,
                                                  1997                1997                 1998               1998(a)
                                            -----------------    ----------------    -----------------    ----------------
Fiscal 1998
    Revenues........................        $         11,418     $        19,219     $         20,456     $        21,902
    Gross profit....................        $          4,227     $         6,647     $          6,702     $         7,135
    Income from continuing
       operations...................        $            554     $           392     $            317     $           436
    Income from continuing
        operations per share - basic        $            .06     $           .03     $            .02     $           .03
    Net income (loss)...............        $            433     $           373     $            317     $        (1,284)


                                                                            Quarter Ended

                                            ------------------------------------------------------------------------------
                                            -----------------    ----------------    -----------------    ----------------
                                             September 30,        December 31,          March 31,            June 30,
                                                  1998                1998                 1999                1999
                                            -----------------    ----------------    -----------------    ----------------
Fiscal 1999
    Revenues........................        $         21,906     $        21,562     $         22,700     $        23,243
    Gross profit....................        $          5,962     $         6,032     $          5,917     $         5,856
    Loss from continuing
       operations...................        $           (286)    $          (450)    $           (821)    $          (343)
    Loss from continuing
       operations per share - basic.        $           (.02)    $          (.03)    $           (.06)    $          (.03)
    Net loss........................        $           (286)    $          (450)    $           (821)    $          (343)


(a) During the fourth quarter of 1998, the Company recorded an adjustment of $1,720 to increase the reserve for the estimated loss on disposal associated with the divestiture of the Consulting Services segment.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

                              SUPPLEMENTAL SCHEDULE



Schedule II - Valuation and Qualifying Accounts


                                                               Additions
                                      Balance at              Charged to                                       Balance at
                                     Beginning of              Costs and               Deductions                End of
                                         Year                  Expenses                Write-Offs                 Year
                                  --------------------    --------------------     --------------------    --------------------
For the year ended
June 30, 1997:
 Allowance for doubtful
 accounts and volume
 discounts.................            $   180                 $    131                  $     9                 $     302
                                  ====================    ====================     ====================    ====================

June 30, 1998:
 Allowance for doubtful
 accounts and volume
 discounts.................            $ 1,354(a)              $    214                  $   389                 $   1,179
                                  ====================    ====================     ====================    ====================

June 30, 1999:
 Allowance for doubtful
 accounts and volume
 discounts.................            $ 1,179                 $     67                  $   217                 $   1,029
                                  ====================    ====================     ====================    ====================



(a)The balance at beginning of year gives effect to the Merger with and into International Post Limited of $1,052.