Form 10-Q
period 1999-09-30
VIDEO SERVICES CORP
filed 1999-11-05
CIK 913888

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                 Yes [X] No [ ]

 The number of shares outstanding of the issuers common stock, $.01 par value per share, as of November 5, 1999, was 13,286,307.

                           VIDEO SERVICES CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION

The audited consolidated financial information at June 30, 1999 and the unaudited consolidated financial information at September 30, 1999 and for the three month periods ended September 30, 1998 and 1999 relate to Video Services Corporation and its subsidiaries.


Item 1.  FINANCIAL STATEMENTS                                          PAGE


         Condensed Consolidated Balance Sheets as of June 30, 1999
         and September 30, 1999                                          3

         Condensed Consolidated Statements of Operations for
         the three months ended September 30, 1998 and 1999              4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended September 30, 1998 and 1999          5

         Condensed Consolidated Statement of Stockholders' Equity for
         the three months ended September 30, 1999                       6

         Notes to Condensed Consolidated Financial Statements            7

Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   12


PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDING.......................................         17

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..............         17

Item 3.  DEFAULTS UPON SENIOR SECURITIES........................         17

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS................................................         17

Item 5.  OTHER INFORMATION......................................         17

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................         17


SIGNATURES......................................................         18

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of June 30, 1999 and September 30, 1999
                             (dollars in thousands)

                                                                                    June 30,              September 30,
ASSETS                                                                                1999                    1999
                                                                                 -------------            -------------
Current assets:
      Cash and cash equivalents                                                 $      805                $      325
      Accounts receivable, net                                                      14,876                    15,426
      Inventories                                                                      694                       914
      Costs and estimated earnings in excess of billings on
        uncompleted contracts                                                          934                     1,441
      Deferred income taxes                                                          1,300                     1,300
      Prepaid expenses and other current assets                                        685                       811
                                                                                ------------              ------------
             Total current assets                                                   19,294                    20,217

Fixed assets, net                                                                   39,589                    37,610
Excess of cost over fair value of net assets acquired, net                          21,858                    21,613
Receivable from affiliates                                                               -                        13
Deferred income taxes                                                                2,950                     2,981
Other assets                                                                         1,627                     1,753
                                                                                ------------              ------------

             Total assets                                                       $   85,318                $   84,187
                                                                                ============              ============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Accounts payable and accrued expenses                                     $    9,248                $    7,794
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                                              985                       430
      Current portion of long-term debt                                              7,702                     8,224
      Income taxes payable                                                             691                       755
      Other current liabilities                                                      3,105                     4,052
                                                                                ------------              ------------
             Total current liabilities                                              21,731                    21,255

Long-term debt                                                                      36,760                    36,691
Subordinated debt                                                                    5,652                     5,707
Other liabilities                                                                    2,282                     1,849
Payable to affiliates                                                                   46                         -
                                                                                ------------              ------------
             Total liabilities                                                      66,471                    65,502
                                                                                ============              ============
Commitments and contingencies


Stockholders' equity:
     Preferred stock:   $.01 par value - 3,000,000 shares
        authorized;  no shares outstanding at June 30, 1999
        and September 30, 1999                                                           -                         -
     Common stock: $.01 par value, 25,000,000 share authorized, and 13,264,307 and 13,286,307 shares issued outstanding
        at June 30, 1999 and September 30, 1999, respectively                          132                       133
     Additional paid-in-capital                                                     21,218                    21,270
     Retained deficit                                                               (2,503)                   (2,718)
                                                                                ------------              ------------
             Total stockholders' equity                                             18,847                    18,685
                                                                                ------------              ------------
             Total liabilities and stockholders' equity                         $   85,318                $   84,187
                                                                                ============              ============


                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 1998 and 1999
                (dollars in thousands, except per share amounts)



                                                                   1998              1999
                                                              ------------        -----------
Revenues:
     Sales                                                    $    5,719        $    4,211
     Services                                                     16,187            16,593
                                                              ------------      -------------
                                                                  21,906            20,804
Costs:
     Costs of sales                                                4,445             3,246
     Costs of services                                             9,363             8,840
                                                              -------------     -------------
                                                                  13,808            12,086

Depreciation                                                       2,136             2,281
                                                              -------------     -------------
Gross profit                                                       5,962             6,437

Selling, general and administrative expenses                       4,958             4,967

Amortization                                                         263               277
                                                              -------------     -------------
Operating income                                                     741             1,193

Other (expense) income:

       Interest expense                                           (1,054)           (1,241)

       Interest and other income                                      12                 6
                                                              -------------     -------------

Loss before income taxes                                            (301)              (42)

Income tax expense (benefit)                                         (15)              173
                                                              -------------     -------------
Net loss                                                      $     (286)       $     (215)
                                                              =============     =============

Earnings per share:
   Basic:
       Net loss                                               $    (0.02)       $    (0.02)
                                                              =============     =============
   Diluted:
       Net loss                                               $    (0.02)       $    (0.02)
                                                              =============     =============

Weighted average number of shares outstanding for basic
    and diluted earnings per share                              13,264,307        13,265,264
                                                              =============     =============



                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended September 30, 1998 and 1999
                             (dollars in thousands)

                                                           Three           Three
                                                        Months Ended    Months Ended
                                                        September 30,   September 30,
                                                            1998           1999
                                                        -------------   -------------


Operating Activities
Net cash used  in  operating activities                    $  (1,437)      $    (668)

Investing Activities
Additions to fixed assets                                     (3,347)           (588)
Proceeds from sale of fixed assets                                21             340
Increase in receivable from officers                             (25)              -
Increase in receivable from affiliates                            10             (72)
                                                            ----------      ----------
Net cash used in investing actvities                          (3,341)           (320)

Financing Activities
Increase in subordinated debt                                     51              55
Proceeds from long-term borrowing                              8,200           3,500
Repayments of borrowings                                      (4,019)         (3,047)
                                                            ----------      ----------
Net cash provided by financing activities                      4,232             508


Net decrease in cash                                            (546)           (480)
Cash and cash equivalents, beginning of period                 1,492             805
                                                            ----------     -----------
Cash and cash equivalents, end of period                    $    946       $     325
                                                            ==========     ===========




                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Three Months Ended September 30, 1999
                             (dollars in thousands)


                                       Common      Common
                                        Stock      Stock    Paid-In    Retained
                                       Shares      Amount   Capital    Deficit     Total


Balance at June 30, 1999               13,264,307    $ 132   $ 21,218   $ (2,503)  $ 18,847

Stock related compensation                 22,000        1         52          -         53

Net loss                                        -        -          -       (215)      (215)
                                       --------------------------------------------------------
Balance at September 30, 1999          13,286,307    $ 133   $ 21,270   $ (2,718)  $ 18,685
                                       ========================================================



                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except for share amounts)

Note 1 - Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements of Video Services Corporation and subsidiaries (the Company) as of and for the year ended June 30, 1999 included in the Form 10-K filed by the Company.

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

     On August 27, 1997, Video Services Corporation ("Old Video") merged with and into International Post Limited ("IPL") with IPL as the surviving corporation ("the Merger"). At the effective time of the Merger, IPL changed its name to Video Services Corporation. As part of the Merger, the Company made a strategic evaluation of facilities and personnel requirements and determined that certain IPL facilities would be closed with the equipment being consolidated into other facilities and determined that certain IPL personnel would be redundant. Accordingly, the Company recorded a reserve for severance costs of $1,426 and lease related costs of $993 as of August 27, 1997. The balance of the liability was $915 and $794 at June 30, 1999 and September 30, 1999, respectively. At June 30, 1999 it was estimated that approximately $591 of such expenditures would be made in fiscal 2000, $196 in fiscal 2001, $128 in fiscal 2002. The Company anticipates that funding for these amounts will be provided by operations.

Note 2 - Inventories

     Inventories which consist of system components and equipment which are valued at the lower of specific cost or market and tape stock which is valued at the lower of cost or market on a FIFO basis.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



Note 3 - Accounts Receivable

                                                                    June 30,             September 30,
                                                                      1999                   1999
                                                              ------------------      ------------------

Accounts receivable, trade............................          $      13,750           $      14,781
Contracts receivable billed:
   Uncompleted contracts..............................                    702                   1,120
   Completed contracts................................                  1,453                     523
                                                              ------------------      ------------------
                                                                $      15,905           $      16,424

Less:  Allowance for doubtful accounts
       and volume discounts...........................                  1,029                     998
                                                              ------------------      ------------------

                                                                $      14,876           $      15,426
                                                              ==================      ==================




Note 4 - Fixed Assets

     Fixed assets, at cost, including equipment under capitalized leases, summarized by major categories consist of the following:

                                                                    June 30,             September 30,
                                                                      1999                   1999
                                                              ------------------      ------------------

Machinery and equipment................................         $     44,482             $     44,562
Leasehold improvements.................................               12,389                   12,437
Furniture and fixtures.................................                2,222                    2,227
Transportation equipment...............................                  270                      270
Building...............................................                2,199                    2,199
Land...................................................                1,967                    1,967
Equipment under capital leases.........................                5,256                    5,256
                                                              ------------------      ------------------
                                                                      68,785                   68,918
Less:  Accumulated depreciation........................               29,196                   31,308
                                                              ------------------      ------------------
                                                                $     39,589             $     37,610
                                                              ==================      ==================

Note 5 - Segment Data

     The Company's continuing operations are classified into three reportable business segments that provide different products and services: (i) Satellite and Distribution Services, (ii) Systems and Products and (iii) Production Services (See Note 1). Separate management of each segment is required because each segment is subject to different marketing, production, and technology strategies.

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

     The accounting policies applied by each of the segments are the same as those used by the company in general.

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

     Summarized financial information by business segment for the three month periods ended September 30, 1998 and 1999 is as follows:


                                                                            Three                Three
                                                                         Months Ended        Months Ended
                                                                        September 30,       September 30,
                                                                             1998                1999
                                                                      -----------------    ----------------
Revenues from unaffiliated customers:
Systems and Products...................................               $     6,221          $     4,720
Satellite and Distribution Services....................                     7,043                7,992
Production Services....................................                     8,642                8,092
                                                                      ----------------     ----------------
Revenues...............................................               $    21,906          $    20,804
                                                                      ================     ================

Intersegment revenues:
Systems and Products...................................               $     1,325          $        25
Satellite and Distribution Services....................                       321                  327
Production Services....................................                       103                   65
                                                                      ----------------     ----------------
Total intersegment revenues............................               $     1,749          $       417
                                                                      ================     ================

Operating income:
Systems and Products...................................               $       692          $       430
Satellite and Distribution Services....................                     1,257                1,811
Production Services....................................                        47                  174
Corporate..............................................                    (1,255)              (1,222)
                                                                     ----------------      ----------------
Operating income.......................................               $       741          $     1,193

Interest expense.......................................                    (1,054)              (1,241)
Interest and other income..............................                        12                    6
                                                                     -----------------     ----------------
Loss before income taxes...............................               $      (301)         $       (42)
                                                                     =================     ================



                                                                          June 30,          September 30,
                                                                            1999                1999
                                                                    ------------------    ----------------
Identifiable assets at June 30, 1999 and September 30, 1999:
Systems and Products....................................              $     6,427          $     6,352
Satellite and Distribution Services.....................                   20,691               20,604
Production Services.....................................                   25,698               25,441
Corporate...............................................                   32,502               31,790
                                                                    ----------------     ----------------
Total assets............................................              $    85,318          $    84,187
                                                                    ================     ================

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 6 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.


                                                                    Three                Three
                                                                 Months Ended         Months Ended
                                                                 September 30,        September 30,
                                                                     1998                 1999
                                                                ----------------     ----------------

Numerator:

   Net loss...............................................        $      (286)       $        (215)
                                                                ================     ================
   Numerator for basic loss per share-net loss available
      to common stockholders..............................        $      (286)       $        (215)

   Effect of dilutive securities:
      4% convertible subordinated notes and stock options                 ---                  ---
                                                                ----------------     ----------------
   Numerator for diluted loss per share-net loss available
      to common stockholders after assumed conversions....        $      (286)       $        (215)
                                                                ================     ================


Denominator:

   Denominator for basic earnings per share-
      weighted-average shares.............................          13,264,307           13,265,264


   Effect of dilutive securities:
      4% convertible subordinated notes and stock options                 ---                   ---
                                                                ----------------     ----------------
   Denominator for diluted earnings per share-adjusted
      weighted-average share and assumed conversions.....           13,264,307           13,265,264
                                                                ================     ================

   Basic loss per share...................................       $      (0.02)        $     (0.02)
                                                                ================     ================

   Diluted loss per share.................................       $      (0.02)        $     (0.02)
                                                                ================     ================

     Loss per share has been computed using the weighted average number of shares outstanding during each period.

     The effect of 4% convertible subordinated notes and stock options have been excluded from the diluted earnings per share calculation, because they are anti-dilutive.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 7 - Long-Term Debt


                                                                              June 30,          September 30,
                                                                                1999                 1999
                                                                          -----------------    -----------------

Senior secured term loan...........................................        $    25,250          $    24,000
Senior secured revolving credit loan...............................             12,700               14,700
Mortgage payable to credit institution bearing interest at
   8.95% - prime (7.75% at June 30, 1999 and 8.25% at
   September 30, 1999) plus 1% collateralized by fixed
   assets with net book value at $2,395 and $2,374.................              2,209                2,162
Capitalized lease obligations......................................              4,303                4,053
                                                                          --------------       ---------------
                                                                                44,462               44,915
Less:  current maturities..........................................              7,702                8,224
                                                                          --------------       ---------------
                                                                           $    36,760          $    36,691
                                                                          ==============       ===============

     Senior Secured Long-Term Debt - The Company has a $33,000 senior secured term loan (the "Term Loan") and the Revolving Loan (as defined herein), with a five-year facility provided by KeyBank, as the agent bank (the "Facility") which are secured by all assets of the Company and its existing and future directly and indirectly owned subsidiaries. The Revolving Loan bears interest at the lenders' prime rate plus or minus certain percentages based upon the Company's leverage ratio (funded debt divided by EBITDA) or LIBOR (London Interbank Offered Rate) plus a number of basis points based upon the Company's leverage ratio. The Term Loan bears interest at LIBOR plus a number of basis points based upon the Company's leverage ratio. The facility contains various convenants that require the Company to maintain certain financial ratios, limits capital expenditures, prohibit dividends and similar payments and restrict the Company's ability to incur other indebtedness. The Facility is guaranteed by all of the Company's subsidiaries.

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

     Revolving Credit Facility - The Company has a $17,000 senior secured revolving credit facility (the "Revolving Loan") with KeyBank. The Company had outstanding direct borrowings of $14,700 under the Revolving Loan at September 30, 1999. The Company also has outstanding under the Revolving Loan letters of credit of approximately $791 at September 30, 1999. The Company's Revolving Loan weighted average interest rate was 7.92% at September 30, 1999.

     Subordinated Debt - The Company has $6,350 principal amount of eight year convertible subordinated notes, due May 4, 2003, with an interest rate of 4.0%, convertible at $14 per share after five years and redeemable after six years. The debt was valued at $4,890 at May 5, 1995 using an effective rate of 8.34%. The valuation discount is being amortized over the life of the notes.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                             (dollars in thousands)

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

Results of Continuing Operations

     Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998.

     Total revenues decreased by $1,102 from $21,906 in 1998 to $20,804 in 1999. Revenues from the Satellite and Distribution Services segment increased by 13.5% to $7,992 in 1999 from $7,043 in 1998. This increase was primarily due to the facility in Burbank, California being fully operational, an increase in syndicated satellite services, video transmissions and a continued increase in the number of customers connected to the Company's satellite and fiber optic network. Revenues from the Systems and Products segment decreased by 24.1% from $6,221 in 1998 to $4,720 in 1999 primarily due from the delay of certain contracts for the design and installation of video systems. The Production Services segment decreased by 6.4% from $8,642 in 1998 to $8,092 in 1999. The decrease is primarily due to a lower volume of creative editorial services and the loss of network operations contracts offset by increased visual effects services.

     Total costs decreased by $1,722 from $13,808 in 1998 to $12,086 in 1999. Costs of the Satellite and Distribution Services segment increased by $174 to $3,858 in 1999 from $3,684 in 1998. This increase consisted primarily of costs associated with the fully operational West Coast facility offset by lower syndication costs. Costs of the Systems and Products segment decreased by $1,255 from $4,664 in 1998 to $3,409 in 1999. This decrease was primarily driven by the reduced volume, caused by the delay in certain contracts, in installations of video systems. Costs of the Production Services segment decreased by $641 from $5,460 in 1998 to $4,819 in 1999. The decrease was primarily a result of a reduction in fixed salaries and costs.

     The Company's overall gross profit margin (excluding depreciation) increased to 41.9% in 1999 from 37.0% in 1998. Gross profit margin from the Satellite and Distribution Services segment increased to 51.7% in 1999 from 47.7% in 1998 as a result of the new West Coast facility being fully operational and higher margins on the syndication revenues. Gross profit margin from the Systems and Products segment increased to 27.8% in 1999 from 25.0% in 1998 primarily as a result of higher margin video systems contracts and from a higher proportion of revenues contributed by the equipment rental division in 1999. Gross profit margin from Production Services segment increased to 40.4% in 1999 from 36.8% in 1998 as a result of a decrease in revenues combined with a greater reduction in fixed salaries and costs.

     Selling, general and administrative expenses increased to $4,967 in 1999 from $4,958 in 1998. Selling, general and administrative expenses as a percentage of revenues increased by 1.3% to 23.9% in 1999 from 22.6% in 1998. The ratio increase was primarily attributable to the decreased revenues of the Company.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)



Results of Continuing Operations (continued)

     Depreciation expense increased to $2,281 in 1999 from $2,136 in 1998, primarily due to the new West Coast facility. Amortization expense increased to $277 in 1999 from $263 in 1998 reflecting the amortization of the goodwill (excess of cost over the fair value of net assets acquired), which is being amortized over 25 years.

     Interest expense increased to $1,241 in 1999 from $1,054 in 1998, as a result of higher interest rates associated with the term loan and increased borrowings associated with the new West Coast facility.

     The effective tax rate applied against pre-tax loss was 411.9% in 1999 and (5.0)% in 1998. The effective tax rate for 1999 as compared to the federal statutory tax rate of 34% was primarily the result of goodwill amortization, which is not deductible for income tax purposes and state income taxes. State income taxes is net of state net operating loss valuations provided for certain subsidiaries as a result of estimates regarding future operations.

     Net loss decreased to $215 in 1999 from $286 in 1998 primarily as a result of the factors discussed above.

Liquidity and Capital Resources

     The Company meets its liquidity needs and capital expenditures requirements with internally generated funds, borrowing under its bank credit facility (including line of credit), equipment financing and capital leases. Such funds are used for capital expenditures, working capital needs and repayment of outstanding indebtedness.

     In August 1997, the Company entered into a five-year facility with a $33,000 term loan and a $17,000 revolving line of credit. The facility bears interest at: (i) the lenders prime rate plus or minus certain percentages based upon the Company's leverage ratio (funded debt divided by EBITDA (defined as earnings before interest, taxes, depreciation and amortization) or (ii) LIBOR plus a number of basis points based upon the Company's leverage ratio. The Company has the option to choose the applicable interest rate. The facility is secured by all of the assets of the Company and its subsidiaries. The facility contains covenants, which require the Company to maintain certain financial ratios, prohibit dividends and similar payments and restrict the Company's ability to incur other indebtedness. The facility is guaranteed by all of the Company's subsidiaries.
     At September 30, 1999, the Company's outstanding indebtedness was approximately $50,622, including $14,700 under the revolving credit facility. At September 30, 1999, the weighted average interest rate was approximately 8.79% on the Company's outstanding indebtedness. The remainder of the facility (approximately $1,509) will be available for future working capital requirements and general corporate purposes.

     Cash Flow from Operating Activities. For the three months ended September 30, 1999, net cash used in operating activities was $668, primarily resulting from EBITDA of $3,757, which was offset by increases in working capital requirements. At September 30, 1999, the net deferred tax asset includes the benefit for net operating loss carryforwards. Realization is not assured, however, the Company believes it will generate sufficient taxable income to realize the entire deferred net asset. For the three months ended September 30, 1998, net cash used in operating activities was $1,437, primarily resulting from EBITDA of $3,152, which was offset by increases in working capital requirements.

     Cash Flow from Investing Activities. For the three months ended September 30, 1999, the Company used $320 for investing activities, consisting of $588 for the purchase of additional equipment, which was offset by sales of fixed assets.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)



Liquidity and Capital Resources (continued)

     Cash Flow from Financing Activities. For the three months ended September 30, 1999, cash provided by financing activities, net of repayment of borrowings of long-term indebtedness, was $508. Such amount primarily consisted of $3,500 in borrowings under the revolving line of credit described above. The Company repaid $3,047 of borrowings primarily in connection with the revolving line of credit and the refinancing described above.

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

     Below are summaries of the review areas:

     Business Systems: All systems supported by the Company's corporate information group and all programs used in operations have been inventoried as part of the year 2000 readiness. Inventoried programs and systems have been reviewed and modified to be year 2000 compliant. The Company uses purchased software programs for a variety of functions, including general ledger, accounts payable, and accounts receivable accounting packages as well as comprehensive facility management packages. These programs are generally year 2000 compliant or have been repaired or upgraded and are now year 2000 compliant. Software and/or computer systems not currently compliant, will be upgraded during calendar 1999 under existing maintenance and other agreements and through normal replacement programs currently in place.

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

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)


Impact of Year 2000 (continued)

     Suppliers' Products and Readiness: The company has reviewed its suppliers and identified key suppliers. The key suppliers have been contacted regarding their year 2000 readiness. Based on responses, cost and the critical nature of the material involved contingency planning is being developed. More specifically, the inventory levels of blank tape and consumables may be increased. The Systems and Products Group's purchasing department along with the systems' engineers have been incorporating year 2000 readiness in their purchase orders.

     Company Services and Products: The Company considers its services and manufactured products to be year 2000 ready. Most of the Company's services and manufactured products have no date function and therefore have no year 2000 compliance issues. The Systems and Products Group is dependent on the year 2000 readiness of its suppliers and their products.

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




Quantitative and Qualitative Disclosures about Market Risk (continued)

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

     There has not been any material changes in the reported market risks since the fiscal year ended June 30, 1999.

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

                           VIDEO SERVICES CORPORATION
                                  (Registrant)



Date:  November 5, 1999     /s/Louis H. Siracusano
                            -----------------------------------------------
                            Name:  Louis H. Siracusano
                            Title:    President and Chief Executive Officer

Date:  November 5, 1999     /s/Steven G. Crane
                            -----------------------------------------------
                            Name:  Steven G. Crane
                            Title:    Vice President and Chief Financial Officer