Form 10-Q
period 1999-12-31
VIDEO SERVICES CORP
filed 2000-02-04
CIK 913888

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


          [X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended December 31, 1999

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

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

 The number of shares outstanding of the issuer's common stock, $.01 par value per share, as of February 4, 2000, was 13,308,307.

                           VIDEO SERVICES CORPORATION

                                      INDEX


PART I.    FINANCIAL INFORMATION

The audited consolidated financial information at June 30, 1999 and the unaudited consolidated financial information at December 31, 1999 and for the three and six month periods ended December 31, 1998 and 1999 relate to Video Services Corporation and its subsidiaries.


Item 1.    FINANCIAL STATEMENTS                                            PAGE


           Condensed Consolidated Balance Sheets as of June 30, 1999
           and December 31, 1999                                             3

           Condensed Consolidated Statements of Operations for
           the three months ended December 31, 1998 and 1999                 4

           Condensed Consolidated Statements of Operations for
           the six months ended December 31, 1998 and 1999                   5

           Condensed Consolidated Statements of Cash Flows
           for the six months ended December 31, 1998 and 1999               6

           Condensed Consolidated Statement of Stockholders' Equity for
           the six months ended December 31, 1999                            7

           Notes to Condensed Consolidated Financial Statements              8

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    13


PART II.   OTHER INFORMATION


Item 1.    LEGAL PROCEEDING.........................................        17

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS................        17

Item 3.    DEFAULTS UPON SENIOR SECURITIES..........................        17

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS..................................................        17

Item 5.    OTHER INFORMATION........................................        17

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.........................        17


SIGNATURES..........................................................        18

                           VIDEO SERVICES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of June 30, 1999 and December 31, 1999
                (dollars in thousands, except per share amounts)

                                                                            June 30,                   December 31,
ASSETS                                                                        1999                         1999
                                                                        -----------------             ----------------

Current Assets:
   Cash and cash equivalents                                              $         805                 $         893
   Accounts receivable                                                           14,876                        16,668
   Inventories                                                                      694                         1,268
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                         934                         1,840
   Deferred income taxes                                                          1,300                         1,300
   Prepaid expenses and other current assets                                        685                         1,116
                                                                        -----------------             ----------------
         Total current assets                                                    19,294                        23,085
                                                                        -----------------             ----------------
Fixed assets, net                                                                39,589                        36,870
Excess of cost over fair value of net assets acquired, net                       21,858                        21,368
Receivable from affiliates                                                            -                            44
Deferred income taxes                                                             2,950                         3,022
Other assets                                                                      1,627                         1,791
                                                                        -----------------             ----------------
         Total assets                                                     $      85,318                 $      86,180
                                                                        =================             ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable and accrued expenses                                  $       9,248                 $       8,385
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                                             985                           960
   Current portion of long-term debt                                              7,702                         8,976
   Income taxes payable                                                             691                           560
   Other current liabilities                                                      3,105                         3,195
                                                                        -----------------             ----------------
         Total current liabilities                                               21,731                        22,076

Long-term debt                                                                   36,760                        38,305
Subordinated debt                                                                 5,652                         5,718
Other liabilities                                                                 2,282                         1,507
Payable to affiliates                                                                46                             -
                                                                        -----------------             ----------------
         Total liabilities                                                       66,471                        67,606
                                                                        -----------------             ----------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock:  $.01 par value - 3,000,000 shares
      authorized; no shares outstanding at June 30, 1999
      and December 31, 1999                                                           -                             -
   Common stock:  $.01 par value, 25,000,000 shares authorized, and 13,264,307 and 13,286,307 shares issued and
      outstanding at June 30, 1999 and December 31, 1999                            132                           133
   Additional paid-in-capital                                                    21,218                        21,270
   Accumulated deficit                                                           (2,503)                       (2,829)
                                                                        -----------------             ----------------
         Total stockholders' equity                                              18,847                        18,574
                                                                        -----------------             ----------------
         Total liabilities and stockholders' equity                       $      85,318                 $      86,180
                                                                        =================             ================



                                                        See accompanying notes

                           VIDEO SERVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended December 31, 1998 and 1999
                (dollars in thousands, except per share amounts)

                                                                              1998                          1999
                                                                        -----------------             -----------------

Revenues:
   Sales                                                                  $        4,799                 $       5,966
   Services                                                                       16,763                        16,586
                                                                        -----------------             -----------------
                                                                                  21,562                        22,552
Costs:
   Sales                                                                           3,983                         4,877
   Services                                                                        9,532                         9,135
                                                                        -----------------             -----------------
                                                                                  13,515                        14,012

Depreciation                                                                       2,015                         2,256
                                                                        -----------------             -----------------

Gross profit                                                                       6,032                         6,284

Selling, general and administrative expenses                                       5,278                         4,950

Amortization                                                                         273                           271
                                                                        -----------------             -----------------

Operating income                                                                     481                         1,063

Other (expense) income:

      Interest expense                                                            (1,023)                       (1,136)

      Interest and other income                                                       16                            22
                                                                        -----------------             -----------------

Loss before income taxes                                                            (526)                          (51)

Income tax expense (benefit)                                                         (76)                           60
                                                                        -----------------             -----------------

Net loss                                                                  $         (450)               $         (111)
                                                                        =================             =================


Earnings per share:
   Basic:
      Net loss                                                            $        (0.03)               $        (0.01)
                                                                        =================             =================

   Diluted:
      Net loss                                                            $        (0.03)               $        (0.01)
                                                                        =================             =================

Weighted average number of shares outstanding for basic
   and diluted earnings per share                                             13,264,307                    13,286,307
                                                                        =================             =================


                           See accompanying notes

                           VIDEO SERVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the six months ended December 31, 1998 and 1999
                (dollars in thousands, except per share amounts)

                                                                              1998                          1999
                                                                        -----------------             -----------------
Revenues:

   Sales                                                                 $        10,518               $        10,177
   Services                                                                       32,950                        33,179
                                                                        -----------------             -----------------
                                                                                  43,468                        43,356

Costs:
   Sales                                                                           8,428                         8,123
   Services                                                                       18,895                        17,975
                                                                        -----------------             -----------------
                                                                                  27,323                        26,098

Depreciation                                                                       4,151                         4,537
                                                                        -----------------             -----------------

Gross profit                                                                      11,994                        12,721

Selling, general and administrative expenses                                      10,236                         9,917

Amortization                                                                         536                           548
                                                                        -----------------             -----------------
Operating income                                                                   1,222                         2,256

Other (expense) income:

      Interest expense                                                            (2,077)                       (2,377)

      Interest and other income                                                       28                            28
                                                                        -----------------             -----------------

Loss before income taxes                                                            (827)                          (93)

Income tax expense (benefit)                                                         (91)                          233
                                                                        -----------------             -----------------

Net loss                                                                 $          (736)              $          (326)
                                                                        =================             =================


Earnings per share:
   Basic:
      Net loss                                                           $         (0.06)              $         (0.02)
                                                                        =================             =================

   Diluted:
      Net loss                                                           $         (0.06)              $         (0.02)
                                                                        =================             =================

Weighted average number of shares outstanding for basic
   and diluted earnings per share                                             13,264,307                    13,275,785
                                                                        =================             =================

                                                        See accompanying notes

                           VIDEO SERVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the six months ended December 31, 1998 and 1999
                             (dollars in thousands)


                                                                              1998                          1999
                                                                       -----------------             -----------------
Operating Activities
Net cash used in operating activities                                    $           (33)              $          (962)

Investing Activities
Additions to fixed assets                                                         (5,199)                       (2,135)
Proceeds from sales of fixed assets                                                   43                           417
Increase in receivable from officers                                                 (25)                            -
Decrease (increase) in receivable from affiliates                                     40                          (117)
                                                                        -----------------             -----------------
Net cash used in investing activities                                             (5,141)                       (1,835)

Financing Activities
Increase in subordinated debt                                                        102                            66
Proceeds from long-term borrowings                                                15,873                        10,401
Repayment of borrowings                                                          (11,569)                       (7,582)
                                                                        -----------------             -----------------
Net cash provided by financing activities                                          4,406                         2,885

Net increase (decrease) in cash                                                     (768)                           88
Cash and cash equivalents, beginning of period                                     1,492                           805
                                                                        -----------------             -----------------
Cash and cash equivalents, end of period                                 $           724               $           893
                                                                        =================             =================


                                                        See accompanying notes

                           VIDEO SERVICES CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the six months ended December 31, 1998 and 1999
                             (dollars in thousands)


                                       Common            Common
                                        Stock             Stock            Paid-In          Accumulated
                                       Shares            Amount            Capital            Deficit             Total
                                    --------------    --------------     -------------     ---------------    --------------

Balance at June 30, 1999               13,264,307       $       132        $   21,218        $     (2,503)      $    18,847

Stock related compensation                 22,000                 1                52                  -                 53

Net loss                                                                                             (326)             (326)
                                    --------------    --------------     -------------     ---------------    --------------
Balance at December 31, 1999           13,286,307       $       133        $   21,270        $     (2,829)      $    18,574
                                    ==============    ==============     =============     ===============    ==============

                                                       See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except for share amounts)


Note 1 - Basis of Presentation

     The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements of Video Services Corporation and subsidiaries (the Company) as of and for the year ended June 30, 1999 included in the Form 10-K filed by the Company.

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

     On August 27, 1997, Video Services Corporation ("Old Video") merged with and into International Post Limited ("IPL") with IPL as the surviving corporation (the "Merger"). At the effective time of the Merger, IPL changed its name to Video Services Corporation. As part of the Merger, the Company made a strategic evaluation of facilities and personnel requirements and determined that certain IPL facilities would be closed with the equipment being consolidated into other facilities and determined that certain IPL personnel would be redundant. Accordingly, the Company recorded a reserve for severance costs of $1,426 and lease related costs of $993 as of August 27, 1997. The balance of the liability was $915 and $641 at June 30, 1999 and December 31, 1999, respectively. At June 30, 1999 it was estimated that approximately $591 of such expenditures would be made in fiscal 2000, $196 in fiscal 2001, $128 in fiscal 2002. The Company anticipates that funding for these amounts will be provided by operations.

Note 2 - Inventories

     Inventories consist of system components and equipment which are valued at the lower of specific cost or market and tape stock which is valued at the lower of cost or market on a FIFO basis.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 3 - Accounts Receivable

                                                                    June 30,                December 31,
                                                                      1999                      1999
                                                              ---------------------     ---------------------
Accounts receivable, trade............................          $           13,750        $           14,732
Contracts receivable billed:
   Uncompleted contracts..............................                         702                     1,294
   Completed contracts................................                       1,453                     1,703
                                                              ---------------------     ---------------------
                                                                            15,905                    17,729
Less:  Allowance for doubtful accounts
          and volume discounts........................                       1,029                     1,061
                                                              ---------------------     ---------------------
                                                                $           14,876        $           16,668
                                                              =====================     =====================

Note 4 - Fixed Assets

     Fixed assets, at cost, including equipment under capitalized leases, summarized by major categories consist of the following:

                                                                    June 30,                December 31,
                                                                      1999                      1999
                                                              ---------------------     ---------------------

Machinery and equipment................................         $           44,482        $           42,557
Leasehold improvements.................................                     12,389                    12,485
Furniture and fixtures.................................                      2,222                     2,223
Transportation equipment...............................                        270                       267
Building...............................................                      2,199                     2,199
Land...................................................                      1,967                     1,967
Equipment under capital leases.........................                      5,256                     8,657
                                                              ---------------------     ---------------------
                                                                            68,785                    70,355
Less:  Accumulated depreciation........................                     29,196                    33,485
                                                              ---------------------     ---------------------
                                                                $           39,589        $           36,870
                                                              =====================     =====================

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

     Summarized financial information by business segment for the three and six month periods ended December 31, 1998 and 1999 is as follows:


                                                 Three                Three                  Six                   Six
                                             Months Ended          Months Ended         Months Ended          Months Ended
                                             December 31,          December 31,         December 31,          December 31,
                                                 1998                  1999                 1998                  1999
                                           ------------------    -----------------    ------------------    ------------------
Revenues from unaffiliated customers:
Systems and Products...................      $         5,108       $        6,563       $        11,329       $        11,283
Satellite and Distribution Services....                7,943                8,931                14,986                16,923
Production Services....................                8,511                7,058                17,153                15,150
                                           ------------------    -----------------    ------------------    ------------------
Revenues...............................      $        21,562       $       22,552       $        43,468       $        43,356
                                           ==================    =================    ==================    ==================

Intersegment revenues:
Systems and Products...................      $           244       $          152       $         1,569       $           177
Satellite and Distribution Services....                  281                  237                   602                   564
Production Services....................                   94                  110                   197                   175
                                           ------------------    -----------------    ------------------    ------------------
Total intersegment revenues............      $           619       $          499       $         2,368       $           916
                                           ==================    =================    ==================    ==================

Operating income:
Systems and Products...................      $           246       $          671       $           938       $         1,101
Satellite and Distribution Services....                1,352                2,113                 2,609                 3,924
Production Services....................                  218                 (487)                  265                  (313)
Corporate..............................               (1,335)               1,234)               (2,590)               (2,456)
                                           ------------------    -----------------    ------------------    ------------------
Operating income                                         481                1,063                 1,222                 2,256

Interest expense.......................               (1,023)              (1,136)               (2,077)               (2,377)
Interest and other income..............                   16                   22                    28                    28
                                           ------------------    -----------------    -------------------   ------------------
Loss before income taxes...............      $          (526)      $          (51)      $          (827)      $           (93)
                                           ==================    =================    ===================   ==================




                                                                                           June 30,           December 31,
                                                                                             1999                 1999
                                                                                       -----------------    ------------------

Identifiable assets at June 30, 1999 and December 31, 1999:
Systems and Products..................................                                  $         6,427      $          7,466
Satellite and Distribution Services...................                                           20,691                22,557
Production Services...................................                                           25,698                23,973
Corporate.............................................                                           32,502                32,184
                                                                                       -----------------    ------------------
Total assets..........................................                                  $        85,318      $         86,180
                                                                                       =================    ==================

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 6 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

                                                    Three                Three                 Six                  Six
                                                Months Ended         Months Ended          Months Ended         Months Ended
                                                December 31,         December 31,          December 31,         December 31,
                                                    1998                 1999                  1998                 1999
                                               ----------------    ------------------    -----------------    -----------------

Numerator:


   Net loss..............................       $        (450)      $          (111)       $        (736)      $         (326)
                                               ----------------    ------------------    -----------------    -----------------

   Numerator for basic loss per share - net
      loss available to common stockholders              (450)                 (111)                (736)                (326)

   Effect of dilutive securities:
      4% convertible subordinated notes and
      stock options......................                 ---                   ---                  ---                  ---
                                               ----------------    ------------------    -----------------    -----------------


 Numerator for diluted loss per share - net
      loss available to common stockholders
      after assumed conversions..........       $        (450)      $          (111)      $         (736)      $         (326)
                                               ================    ==================    =================    =================


Denominator:

   Denominator for basic earnings per
      share-weighted-average shares......           13,264,307            13,286,307           13,264,307           13,275,785

   Effect of dilutive securities:
      4% convertible subordinated notes and
      stock options......................                  ---                  ---                  ---                  ---
                                               ----------------    ------------------    -----------------    -----------------

   Denominator for diluted earnings per
      share-adjusted weighted-average
      share and assumed conversions......           13,264,307            13,286,307           13,264,307           13,275,785
                                               ================    ==================    =================    =================

   Basic loss per share..................      $         (0.03)    $           (0.01)    $          (0.06)    $          (0.02)
                                               ================    ==================    =================    =================

   Diluted loss per share................      $         (0.03)    $           (0.01)    $          (0.06)    $          (0.02)
                                               ================    ==================    =================    =================


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

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 7 - Long-Term Debt


                                                                              June 30,           December 31,
                                                                                1999                 1999
                                                                          -----------------    -----------------
Senior secured term loan...........................................        $        25,250      $        22,250
Senior secured revolving credit loan...............................                 12,700               16,000
Mortgage payable to credit institution bearing interest at
   8.95% - prime (7.75% at June 30, 1999 and 8.50% at
   December 31, 1999) plus 1% collateralized by fixed
   assets with net book value at $2,395 and $2,354.................                  2,209                2,106
Capitalized lease obligations......................................                  4,303                6,925
                                                                          -----------------    -----------------
                                                                                    44,462               47,281
Less:  current maturities..........................................                  7,702                8,976
                                                                          -----------------    -----------------
                                                                           $        36,760      $        38,305
                                                                          =================    =================

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

     Revolving Credit Facility - The Company has a $17,000 senior secured revolving credit facility (the "Revolving Loan") with KeyBank. The Company had outstanding direct borrowings of $16,000 under the Revolving Loan at December 31, 1999. The Company also has outstanding under the Revolving Loan letters of credit of approximately $776 at December 31, 1999. The Company's Revolving Loan weighted average interest rate was 9.00% at December 31, 1999.

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

Results of Continuing Operations

     Three Months Ended December 31, 1999 compared to Three Months Ended December 31, 1998.

     Total revenues increased by $990 to $22,552 in 1999 from $21,562 in 1998. Revenues from the Satellite and Distribution Services segment increased by 12.4% to $8,931 in 1999 from $7,943 in 1998. This increase was primarily due to the West Coast facility being fully operational, an increase in syndicated satellite services, video transmissions and a continued increase in the number of customers connected to the Company's satellite and fiber optic network. Revenues from the Systems and Products segment increased by 28.5% to $6,563 in 1999 from $5,108 in 1998 primarily due to certain contracts for the design and installation of video systems that were delayed from the prior quarter. The Production Services segment decreased by 17.1% from $8,511 in 1998 to $7,058 in 1999. The decrease is primarily due to the loss of network operations contracts, a lower volume of creative editorial services and lower film to videotape transfer, duplication and visual effects services.

     Total costs increased by $497 to $14,012 in 1999 from $13,515 in 1998. Costs of the Satellite and Distribution Services segment increased by $81 to $4,354 in 1999 from $4,273 in 1998. This increase consisted primarily of costs associated with the fully operational West Coast facility offset by lower syndication costs. Costs of the Systems and Products segment increased by $1,048 to $5,077 in 1999 from $4,029 in 1998. This increase was primarily driven by the increased volume, caused by the delay in certain contracts from the prior quarter, in installations of video systems. Costs of the Production Services segment decreased by $632 from $5,213 in 1998 to $4,581 in 1999. The decrease was primarily a result of a reduction in fixed salaries and costs.

     The Company's overall gross profit margin (excluding depreciation) increased to 37.9% in 1999 from 37.3% in 1998. Gross profit margin from the Satellite and Distribution Services segment increased to 51.2% in 1999 from 46.2% in 1998 as a result of the new West Coast facility being fully operational and higher margins on the syndication revenues. Gross profit margin from the Systems and Products segment increased to 22.6% in 1999 from 21.1% in 1998 primarily as a result of higher margin video systems contracts. Gross profit margin from Production Services segment decreased from 38.7% in 1998 to 35.1% in 1999 as a result of a decrease in revenues offset by a reduction in fixed salaries and costs.

     Selling, general and administrative expenses decreased from $5,278 in 1998 to $4,950 in 1999. Selling, general and administrative expenses as a percentage of revenues decreased by 2.6% from 24.5% in 1998 to 21.9% in 1999. The ratio decrease was primarily attributable to the increased revenues of the Company.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)


Results of Continuing Operations (continued)

     Depreciation expense increased to $2,256 in 1999 from $2,015 in 1998, primarily due to the new West Coast facility. Amortization expense decreased from $273 in 1998 to $271 in 1999 reflecting the amortization of the goodwill (excess of cost over the fair value of net assets acquired), which is being amortized over 25 years.

     Interest expense increased to $1,136 in 1999 from $1,023 in 1998, as a result of higher interest rates associated with the term loan and the revolving loan and increased borrowings associated with the new West Coast facility.

     The effective tax rate applied against pre-tax loss was 117.6% in 1999 and (14.4)% in 1998. The effective tax rate for 1999 as compared to the federal statutory tax rate of 34% was primarily the result of goodwill amortization, which is not deductible for income tax purposes and state income taxes. State income taxes are net of state net operating loss valuations provided for certain subsidiaries as a result of estimates regarding future operations.

     Net loss decreased from $450 in 1998 to $111 in 1999 primarily as a result of the factors discussed above.

     Six Months Ended December 31, 1999 compared to Six Months Ended December 31, 1998.

     Total revenues decreased by $112 from $43,468 in 1998 to $43,356 in 1999. Revenues from the Satellite and Distribution Services segment increased by 12.9% to $16,923 in 1999 from $14,986 in 1998. This increase was primarily due to the West Coast facility being fully operational, an increase in syndicated satellite services, video transmissions and a continued increase in the number of customers connected to the Company's satellite and fiber optic network. Revenues from the Systems and Products segment were $11,283 in 1999 and $11,329 in 1998. The Production Services segment decreased by 11.7% from $17,153 in 1998 to $15,150 in 1999. The decrease is primarily due to the loss of network operations contracts, a lower volume of creative editorial services and lower film to videotape transfer services offset by increased visual effects services.

     Total costs decreased by $1,225 from $27,323 in 1998 to $26,098 in 1999. Costs of the Satellite and Distribution Services segment increased by $255 to $8,212 in 1999 from $7,957 in 1998. This increase consisted primarily of costs associated with the fully operational West Coast facility offset by lower syndication costs. Costs of the Systems and Products segment decreased by $207 from $8,693 in 1998 to $8,486 in 1999. This decrease was primarily a result of reductions in variable costs in the installation of video systems for certain contracts. Costs of the Production Services segment decreased by $1,273 from $10,673 in 1998 to $9,400 in 1999. The decrease was primarily a result of a reduction in fixed salaries and costs.

     The Company's overall gross profit margin (excluding depreciation) increased to 39.8% in 1999 from 37.1% in 1998. Gross profit margin from the Satellite and Distribution Services segment increased to 51.5% in 1999 from 46.9% in 1998 as a result of the new West Coast facility being fully operational and higher margins on the syndication revenues. Gross profit margin from the Systems and Products segment increased to 24.8% in 1999 from 23.3% in 1998 primarily as a result of higher margin video systems contracts. Gross profit margin from Production Services segment increased to 38.0% in 1999 from 37.8% in 1998 as a result of a decrease in revenues combined with a greater reduction in fixed salaries and costs.

     Selling, general and administrative expenses decreased from $10,236 in 1998 to $9,917 in 1999. Selling, general and administrative expenses as a percentage of revenues decreased by .6% from 23.5% in 1998 to 22.9% in 1999. The ratio decrease was primarily attributable to the reduction in variable costs of the Company.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)


     Depreciation expense increased to $4,537 in 1999 from $4,151 in 1998, primarily due to the new West Coast facility. Amortization expense increased to $548 in 1999 from $536 in 1998 reflecting the amortization of the goodwill (excess of cost over the fair value of net assets acquired), which is being amortized over 25 years.

     Interest expense increased to $2,377 in 1999 from $2,077 in 1998, as a result of higher interest rates associated with the term loan and the revolving loan and increased borrowings associated with the new West Coast facility.

     The effective tax rate applied against pre-tax loss was 250.5% in 1999 and (11.0)% in 1998. The effective tax rate for 1999 as compared to the federal statutory tax rate of 34% was primarily the result of goodwill amortization, which is not deductible for income tax purposes and state income taxes. State income taxes are net of state net operating loss valuations provided for certain subsidiaries as a result of estimates regarding future operations.

     Net loss decreased from $736 in 1998 to $326 in 1999 primarily as a result of the factors discussed above.


Liquidity and Capital Resources

     The Company meets its liquidity needs and capital expenditures requirements with internally generated funds, borrowing under its bank credit facility (including line of credit), equipment financing and capital leases. Such funds are used for capital expenditures, working capital needs and repayment of outstanding indebtedness.

     In August 1997, the Company entered into a five-year facility with a $33,000 term loan and a $17,000 revolving line of credit. The facility bears interest at: (i) the lenders' prime rate plus or minus certain percentages based upon the Company's leverage ratio (funded debt divided by EBITDA (defined as earnings before interest, taxes, depreciation and amortization) or (ii) LIBOR plus a number of basis points based upon the Company's leverage ratio. The Company has the option to choose the applicable interest rate. The facility is secured by all of the assets of the Company and its subsidiaries. The facility contains covenants, which require the Company to maintain certain financial ratios, prohibit dividends and similar payments and restrict the Company's ability to incur other indebtedness. The facility is guaranteed by all of the Company's subsidiaries.

     At December 31, 1999, the Company's outstanding indebtedness was approximately $52,999, including $16,000 under the revolving credit facility. At December 31, 1999, the weighted average interest rate was approximately 9.18% on the Company's outstanding indebtedness. The remainder of the facility (approximately $224) will be available for future working capital requirements and general corporate purposes.

     Cash Flow from Operating Activities. For the six months ended December 31, 1999, net cash used in operating activities was $962, primarily resulting from EBITDA of $7,369, which was offset by increases in working capital requirements. At December 31, 1999, the net deferred tax asset includes the benefit for net operating loss carryforwards. Realization is not assured, however, the Company believes it will generate sufficient taxable income to realize the entire deferred tax asset. For the six months ended December 31, 1998, net cash used in operating activities was $33, primarily resulting from EBITDA of $5,937, which was offset by increases in working capital requirements.

     Cash Flow from Investing Activities. For the six months ended December 31, 1999, the Company used $1,835 for investing activities, consisting of $2,135 for the purchase of additional equipment, which was offset by sales of fixed assets. Approximately $1,850 of additional equipment was used for a high definition telecine suite.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

     Cash Flow from Financing Activities. For the six months ended December 31, 1999, cash provided by financing activities, net of repayment of borrowings of long-term indebtedness, was $2,885. Such amount primarily consisted of $7,000 in borrowings under the revolving line of credit described above and $3,401 of capital equipment leases. The Company repaid $7,582 of borrowings primarily in connection with the revolving line of credit and the refinancing described above.


Impact of Year 2000:

     The Company, as of the date of this filing, has not experienced any material adverse effects on its operations relating to the Year 2000 issues associated with its systems or those of third parties with whom it has significant business relationships. The Company has not incurred any material costs associated with the year 2000.

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


                           VIDEO SERVICES CORPORATION
                                  (Registrant)



Date:  February 4, 2000         /s/Louis H. Siracusano
                                 -------------------------------------------
                                Name:  Louis H. Siracusano
                                Title: President and Chief Executive Officer


Date:  February 4, 2000         /s/Michael E. Fairbourne
                                -----------------------------------------------
                                Name:  Michael E. Fairbourne
                                Title: Chief Accounting Officer