Form 10-Q
period 2000-03-31
VIDEO SERVICES CORP
filed 2000-05-04
CIK 913888

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          [X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2000

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

                                 Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, $.01 par value per share, as of May 4, 2000, was 13,311,307.

                           VIDEO SERVICES CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)                                PAGE


         Condensed Consolidated Balance Sheets as of June 30, 1999
         and March 31, 2000                                               3

         Condensed Consolidated Statements of Operations for
         the three months ended March 31, 1999 and 2000                   4

         Condensed Consolidated Statements of Operations for
         the nine months ended March 31, 1999 and 2000                    5

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended March 31, 1999 and 2000                6

         Condensed Consolidated Statement of Stockholders' Equity for
         the nine months ended March 31, 2000                             7

         Notes to Condensed Consolidated Financial Statements             8

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   13


PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDING............................................    18

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................    18

Item 3.  DEFAULTS UPON SENIOR SECURITIES.............................    18

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.....................................................    18

Item 5.  OTHER INFORMATION...........................................    18

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K............................    18


SIGNATURES ..........................................................    19

                           VIDEO SERVICES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               As of June 30, 1999 and March 31, 2000 (unaudited)
                (dollars in thousands, except per share amounts)

                                                                            June 30,                 March 31,
ASSETS                                                                        1999                     2000
                                                                        -----------------      ----------------
Current Assets:

   Cash and cash equivalents                                              $          805         $         434
   Accounts receivable                                                            14,876                18,348
   Inventories                                                                       694                 1,236
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                          934                 1,553
   Deferred income taxes                                                           1,300                 1,300
   Prepaid expenses and other current assets                                         685                 1,703
                                                                        -----------------      ----------------
         Total current assets                                                     19,294                24,574

Fixed assets, net                                                                 39,589                35,815
Excess of cost over fair value of net assets acquired, net                        21,858                21,123
Receivable from affiliates                                                             -                    98
Deferred income taxes                                                              2,950                 2,742
Other assets                                                                       1,627                 1,742
                                                                        -----------------      ----------------
         Total assets                                                     $       85,318         $       86,094
                                                                        =================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                  $        9,248         $      10,151
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                                              985                   888
   Current portion of long-term debt                                               7,702                 9,362
   Current portion of subordinated debt                                                -                   772
   Income taxes payable                                                              691                   215
   Other current liabilities                                                       3,105                 3,225
                                                                        -----------------      ----------------
         Total current liabilities                                                21,731                24,613

Long-term debt                                                                    36,760                36,761
Subordinated debt                                                                  5,652                 4,238
Other liabilities                                                                  2,282                 1,436
Payable to affiliates                                                                 46                     -
                                                                        -----------------      ----------------
         Total liabilities                                                        66,471                67,048
                                                                        -----------------      ----------------

Commitments and contingencies

Stockholders equity:
   Preferred stock:  $.01 par value - 3,000,000 shares
      authorized; no shares outstanding at June 30, 1999
      and March 31, 2000                                                               -                    -
   Common stock:  $.01 par value, 25,000,000 shares authorized, and 13,264,307 and 13,311,307 shares issued and
      outstanding at June 30, 1999 and March 31, 2000                                132                   133
   Additional paid-in-capital                                                     21,218                21,350
   Accumulated deficit                                                            (2,503)               (2,437)
                                                                        -----------------      ----------------
         Total stockholders' equity                                               18,847                19,046
                                                                        -----------------      ----------------
         Total liabilities and stockholders' equity                       $       85,318         $      86,094
                                                                        =================      ================

                                                        See accompanying notes

                           VIDEO SERVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three months ended March 31, 1999 and 2000 (unaudited)
                (dollars in thousands, except per share amounts)


                                                                              1999                          2000
                                                                        -----------------             -----------------


Revenues:
                                                                                                          <C
   Sales                                                                  $        6,000                $        9,368
   Services                                                                       16,700                        17,613
                                                                        -----------------             -----------------
                                                                                  22,700                        26,981
Costs:
   Sales                                                                           5,316                         8,208
   Services                                                                        9,161                         9,593
                                                                        -----------------             -----------------
                                                                                  14,477                        17,801

Depreciation                                                                       2,306                         2,431
                                                                        -----------------             -----------------

Gross profit                                                                       5,917                         6,749

Selling, general and administrative expenses                                       5,184                         5,261

Merger related costs                                                                 331                             -

Amortization                                                                         283                           270
                                                                        -----------------             -----------------

Operating income                                                                     119                         1,218

Other income (expense):

      Interest expense                                                              (997)                       (1,215)

      Interest and other income                                                       (2)                          115
                                                                        -----------------             -----------------

Income (loss) before income taxes and extraordinary gain                            (880)                          118

Income tax expense (benefit)                                                         (59)                          108
                                                                        -----------------             -----------------

Income (loss) before extraordinary gain                                             (821)                           10

Extraordinary gain (net of income tax expense of $254)                                 -                           382
                                                                        -----------------             -----------------

Net income (loss)                                                         $         (821)               $          392
                                                                        =================             =================

Earnings per share:
   Basic:
      Income (loss) before extraordinary gain                             $        (0.06)               $         0.00
      Extraordinary gain                                                            0.00                          0.03
                                                                        -----------------             -----------------
      Net income (loss)                                                   $        (0.06)               $         0.03
                                                                        =================             =================

   Diluted:
      Income (loss) before extraordinary gain                             $        (0.06)               $         0.00
      Extraordinary gain                                                            0.00                          0.03
                                                                        -----------------             -----------------
      Net income (loss)                                                   $        (0.06)               $         0.03
                                                                        =================             =================

Weighted average number of shares outstanding for basic
   and diluted earnings per share                                             13,264,307                    13,304,065
                                                                        =================             =================

                                        See accompanying notes

                           VIDEO SERVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the nine months ended March 31, 1999 and 2000 (unaudited)
                (dollars in thousands, except per share amounts)


                                                                              1999                          2000
                                                                        -----------------             -----------------
Revenues:

   Sales                                                                  $       16,518                $       19,545
   Services                                                                       49,650                        50,792
                                                                        -----------------             -----------------
                                                                                  66,168                        70,337
Costs:
   Sales                                                                          13,744                        16,331
   Services                                                                       28,056                        27,568
                                                                        -----------------             -----------------
                                                                                  41,800                        43,899

Depreciation                                                                       6,457                         6,968
                                                                        -----------------             -----------------

Gross profit                                                                      17,911                        19,470

Selling, general and administrative expenses                                      15,420                        15,178

Merger related costs                                                                 331                             -

Amortization                                                                         819                           818
                                                                        -----------------             -----------------

Operating income                                                                   1,341                         3,474

Other income (expense):

      Interest expense                                                            (3,074)                       (3,592)

      Interest and other income                                                       26                           143
                                                                        -----------------             -----------------

Income (loss) before income taxes and extraordinary gain                          (1,707)                           25

Income tax expense (benefit)                                                        (150)                          341
                                                                        -----------------             -----------------

Loss before extraordinary gain                                                    (1,557)                         (316)

Extraordinary gain (net of income tax expense of $254)                                 -                           382
                                                                        -----------------             -----------------

Net income (loss)                                                         $       (1,557)               $           66
                                                                        =================             =================

Earnings per share:
   Basic:
      Loss before extraordinary gain                                      $        (0.12)               $        (0.02)
      Extraordinary gain                                                            0.00                          0.03
                                                                        -----------------             -----------------
      Net income (loss)                                                   $        (0.12)               $         0.01
                                                                        =================             =================

   Diluted:
      Loss before extraordinary gain                                      $        (0.12)               $        (0.02)
      Extraordinary gain                                                            0.00                          0.03
                                                                        -----------------             -----------------
      Net income (loss)                                                   $        (0.12)               $         0.01
                                                                        =================             =================

Weighted average number of shares outstanding for basic
   and diluted earnings per share                                             13,264,307                    13,285,143
                                                                        =================             =================

                                                        See accompanying notes

                           VIDEO SERVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the nine months ended March 31, 1999 and 2000 (unaudited)
                             (dollars in thousands)


                                                                              1999                          2000
                                                                        -----------------             -----------------
Operating Activities

Net cash provided by operating activities                                 $        2,131                $        1,387


Investing Activities

Additions to fixed assets                                                         (7,223)                       (3,520)
Proceeds from sales of fixed assets                                                  209                           426
Increase in receivable from officers                                                 (25)                            -
Increase in receivable from affiliates                                              (180)                         (184)
                                                                        -----------------             -----------------
Net cash used in investing activities                                             (7,219)                       (3,278)


Financing Activities

Increase in subordinated debt                                                        156                           101
Repayments of subordinated debt                                                        -                          (251)
Proceeds from long-term borrowings                                                20,868                        13,640
Repayment of borrowings                                                          (16,114)                      (11,979)
Proceeds from exercised stock options                                                  -                             9
                                                                        -----------------             -----------------
Net cash provided by financing activities                                          4,910                         1,520


Net decrease in cash                                                                (178)                         (371)
Cash and cash equivalents, beginning of period                                     1,492                           805
                                                                        -----------------             -----------------
Cash and cash equivalents, end of period                                  $        1,314                $          434
                                                                        =================             =================

                                                        See accompanying notes

                           VIDEO SERVICES CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              For the nine months ended March 31, 2000 (unaudited)
                             (dollars in thousands)


                                        Common            Common
                                        Stock             Stock            Paid-In          Accumulated
                                        Shares            Amount           Capital            Deficit             Total
                                    --------------    --------------     -------------     ---------------    --------------

Balance at June 30, 1999               13,264,307       $       132        $   21,218        $     (2,503)      $    18,847

Stock related compensation                 44,000                 1               123                   -               124

Exercised stock options                     3,000                 -                 9                   -                 9

Net income                                     -                  -                 -                  66                66
                                    --------------    --------------     -------------     ---------------    --------------

Balance at March 31, 2000              13,311,307       $       133        $   21,350        $     (2,437)      $    19,046
                                    ==============    ==============     =============     ===============    ==============

                                                        See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     As of June 30, 1999 and March 31, 2000
        and for the three and nine months ended March 31, 1999 and 2000
                (dollars in thousands, except for share amounts)


Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

     The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

     The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Video Services Corporation and Subsidiaries' (the "Company") annual report on Form 10-K for the year ended June 30, 1999.

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

     On August 27, 1997, Video Services Corporation ("Old Video") merged with and into International Post Limited ("IPL") with IPL as the surviving corporation (the "Merger"). At the effective time of the Merger, IPL changed its name to Video Services Corporation. As part of the Merger, the Company made a strategic evaluation of facilities and personnel requirements and determined that certain IPL facilities would be closed with the equipment being consolidated into other facilities and determined that certain IPL personnel would be redundant. Accordingly, the Company recorded a reserve for severance costs of $1,426 and lease related costs of $993 as of August 27, 1997. The balance of the liability was $915 and $415 at June 30, 1999 and March 31, 2000, respectively. At June 30, 1999 it was estimated that approximately $591 of such expenditures would be made in fiscal 2000, $196 in fiscal 2001, $128 in fiscal 2002. The Company anticipates that funding for these amounts will be provided by operations.

Note 2 - Inventories

     Inventories consist of system components and equipment which are valued at the lower of specific cost or market and tape stock which is valued at the lower of cost or market on a FIFO basis.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 3 - Accounts Receivable


                                                                    June 30,                   March 31,
                                                                      1999                       2000
                                                              ---------------------     ---------------------
Accounts receivable, trade............................          $           13,750        $           16,132
Contracts receivable billed:
   Uncompleted contracts..............................                         702                     1,471
   Completed contracts................................                       1,453                     1,969
                                                              ---------------------     ---------------------
                                                                            15,905                    19,572

Less:  Allowance for doubtful accounts
          and volume discounts........................                       1,029                     1,224
                                                              ---------------------     ---------------------
                                                                $           14,876        $           18,348
                                                              =====================     =====================

Note 4 - Fixed Assets

     Fixed assets, at cost, including equipment under capitalized leases, summarized by major categories consist of the following:


                                                                    June 30,                 March 31,
                                                                      1999                      2000
                                                              ---------------------     ---------------------

Machinery and equipment................................         $           44,482        $           42,143
Leasehold improvements.................................                     12,389                    12,772
Furniture and fixtures.................................                      2,222                     2,227
Transportation equipment...............................                        270                       268
Building...............................................                      2,199                     2,199
Land...................................................                      1,967                     1,967
Equipment under capital leases.........................                      5,256                    10,155
                                                              ---------------------     ---------------------
                                                                            68,785                    71,731
Less:  Accumulated depreciation........................                     29,196                    35,916
                                                              ---------------------     ---------------------
                                                                $           39,589        $           35,815
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

     Summarized financial information by business segment for the three and nine month periods ended March 31, 1999 and 2000 is as follows:


                                                 Three                Three                 Nine                  Nine
                                              Months Ended          Months Ended         Months Ended          Months Ended
                                                March 31,            March 31,             March 31,             March 31,
                                                  1999                 2000                 1999                  2000
                                           ------------------    -----------------    ------------------    ------------------

Revenues from unaffiliated customers:

Systems and Products...................      $         6,397       $        9,910       $        17,726       $        21,193
Satellite and Distribution Services....                8,226                8,487                23,212                25,410
Production Services....................                8,077                8,584                25,230                23,734
                                           ------------------    -----------------    ------------------    ------------------
Revenues...............................      $        22,700       $       26,981       $        66,168       $        70,337
                                           ==================    =================    ==================    ==================

Intersegment revenues:
Systems and Products...................      $           212       $          360       $         1,781       $           537
Satellite and Distribution Services....                  305                  251                   907                   815
Production Services....................                   69                   35                   266                   210
                                           ------------------    -----------------    ------------------    ------------------
Total intersegment revenues............      $           586       $          646       $         2,954       $         1,562
                                           ==================    =================    ==================    ==================

Operating income:
Systems and Products...................      $            (3)      $          583       $           935       $         1,684
Satellite and Distribution Services....                1,804                1,185                 4,413                 5,109
Production Services....................                   54                  738                   319                   425
Corporate..............................               (1,736)              (1,288)               (4,326)               (3,744)
                                           ------------------    -----------------    ------------------    ------------------
Operating income.......................                  119                1,218                 1,341                 3,474

Interest expense.......................                 (997)              (1,215)               (3,074)               (3,592)
Interest and other income..............                   (2)                 115                    26                   143
                                           ------------------    -----------------    ------------------    ------------------
Income (loss) before income taxes and
 extraordinary gain....................      $          (880)      $          118       $        (1,707)      $            25
                                           ==================    =================    ==================    ==================


                                                                                           June 30,               March 31,
                                                                                             1999                   2000
                                                                                       -----------------     -----------------

Identifiable assets at June 30, 1999 and March 31, 2000:

Systems and Products...................                                                 $         6,427       $         9,332
Satellite and Distribution Services....                                                          20,691                21,335
Production Services....................                                                          25,698                24,273
Corporate..............................                                                          32,502                31,154
                                                                                       -----------------     -----------------
Total assets...........................                                                 $        85,318       $        86,094
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


                                                  Three                Three                 Nine                  Nine
                                               Months Ended         Months Ended         Months Ended          Months Ended
                                                March 31,            March 31,             March 31,             March 31,
                                                  1999                 2000                  1999                  2000
                                             ---------------       --------------       ---------------       ---------------
Numerator:

  Income (loss) before extraordinary gain    $         (821)       $          10        $       (1,557)       $         (316)
                                             ---------------       --------------       ---------------       ---------------
  Numerator for basic earnings per share
      net income (loss) available to common
      stockholders.....................                (821)                  10                (1,557)                 (316)

  Effect of dilutive securities:
      4% convertible subordinated notes and
      stock options....................                 ---                  ---                   ---                   ---
                                             ---------------       --------------       ---------------       ---------------


  Numerator for diluted earnings per share
      net income (loss) available to common
      stockholders after assumed conversions $         (821)       $          10        $       (1,557)       $         (316)
                                             ===============       ==============       ===============       ===============


Denominator:

  Denominator for basic earnings per share-
      weighted-average shares..........          13,264,307           13,304,065            13,264,307            13,285,143

  Effect of dilutive securities:
      4% convertible subordinated notes and
      stock options....................                 ---                  ---                   ---                   ---
                                             ---------------       --------------       ---------------       ---------------
  Denominator for diluted earnings per
      share-adjusted weighted - average
      shares and assumed conversions...          13,264,307           13,304,065            13,264,307            13,285,143
                                             ===============       ==============       ===============       ===============

  Basic earnings (loss) per share before
      extraordinary gain...............      $        (0.06)       $        0.00        $        (0.12)       $        (0.02)
                                             ===============       ==============       ===============       ===============

  Diluted earnings (loss) per share before
      extraordinary gain...............      $        (0.06)       $        0.00        $        (0.12)       $        (0.02)
                                             ===============       ==============       ===============       ===============

     Earnings (loss) per share has been computed using the weighted average number of shares outstanding during each period.

     The effect of 4% convertible subordinated notes and stock options have been excluded from the diluted earnings per share calculation, because they are anti-dilutive.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 7 - Long-Term Debt


                                                                                June 30,            March 31,
                                                                                 1999                 2000
                                                                           -----------------    -----------------

Senior secured term loan...........................................          $      25,250        $      20,500
Senior secured revolving credit loan...............................                 12,700               15,400
Mortgage payable to credit institution bearing interest at
   8.95% - prime  (7.75% at June 30, 1999 and 9.00% at
   March 31, 2000) plus 1%, collateralized by fixed
   assets with net book value at $2,395 and $2,336.................                  2,209                2,049
Capitalized lease obligations......................................                  4,303                8,174
                                                                           -----------------    -----------------
                                                                                    44,462               46,123
Less:  current maturities..........................................                  7,702                9,362
                                                                           -----------------    -----------------
                                                                             $      36,760        $      36,761
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

     Revolving Credit Facility - The Company has a $17,000 senior secured revolving credit facility (the "Revolving Loan") with KeyBank. The Company had outstanding direct borrowings of $15,400 under the Revolving Loan at March 31, 2000. The Company also has outstanding under the Revolving Loan letters of credit of approximately $825 at March 31, 2000. The Company's Revolving Loan weighted average interest rate was 9.05% at March 31, 2000.

     Subordinated Debt - At June 30, 1999, the Company had $6,350 principal amount of eight year convertible subordinated notes, due May 4, 2003, with an interest rate of 4%, convertible at $14 per share after five years and redeemable after six years. The debt was valued at $4,890 at May 5, 1995 using an effective rate of 8.34%. The valuation discount is being amortized over the life of the notes.

     The Company entered in to an agreement in February 2000, to replace and supersede the obligations set forth in the $2,540 principal amount, 4% convertible subordinated note due May 4, 2003. The Company's new obligation continues to be subordinated to senior indebtedness. Periodic payments will be made and be paid in full by May 2003, with an imputed interest rate of 10%. An extraordinary gain has been recognized in the three month period ended March 31, 2000, amounting to $382, net of applicable income tax expense of $254, and is shown separately in the consolidated statements of operations.

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

Results of Continuing Operations

     Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999.

     Total revenues increased by $4,281 to $26,981 in 2000 from $22,700 in 1999. Revenues from the Satellite and Distribution Services segment increased by 3.2% to $8,487 in 2000 from $8,226 in 1999. This increase was primarily due to an increase in syndicated satellite services, video transmissions and a continued increase in the number of customers connected to the Company's satellite and fiber optic network, partially offset by a reduced volume of standards conversion and duplication services. Revenues from the Systems and Products segment increased by 54.9% to $9,910 in 2000 from $6,397 in 1999. This increase was primarily due to increased demand for design and installation of turnkey video systems. The Production Services segment increased by 6.3% to $8,584 in 2000 from $8,077 in 1999. This increase is primarily due to the higher volume of visual effects, broadcast design and editing services, partially offset by a reduced volume of creative editorial services.

     Total costs increased by $3,324 to $17,801 in 2000 from $14,477 in 1999. Costs of the Satellite and Distribution Services segment increased by $410 to $4,484 in 2000 from $4,074 in 1999. This increase consisted primarily of costs associated with the ramp up of the fully operational West Coast facility partially offset by lower syndication costs. Costs of the Systems and Products segment increased by $2,892 to $8,340 in 2000 from $5,448 in 1999. This increase was primarily driven by the equipment costs associated with the increased volume in installations of turnkey video systems. Costs of the Production Services segment increased by $22 to $4,977 in 2000 from $4,955 in 1999.

     The Company's overall gross profit margin (excluding depreciation) decreased from 36.2% in 1999 to 34.0% in 2000. Gross profit margin from the Satellite and Distribution Services segment decreased from 50.5% in 1999 to 47.2% in 2000 as a result of the increased costs associated with the West Coast facility combined with the reduced standards conversion and duplication revenues, partially offset by higher margins on the syndication revenues. Gross profit margin from the Systems and Products segment increased to 15.8% in 2000 from 14.8% in 1999 primarily as a result of the increased volume of turnkey video systems contracts. Gross profit margin from Production Services segment increased to 42.0% in 2000 from 38.7% in 1999 as a result of an increase in revenues combined with stable fixed costs.

     Selling, general and administrative expenses increased to $5,261 in 2000 from $5,184 in 1999. Selling, general and administrative expenses as a percentage of revenues decreased by 3.3% from 22.8% in 1999 to 19.5% in 2000. The ratio decrease was primarily attributable to the increased revenues of the Company.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)


Results of Continuing Operations (continued)


     Merger related costs were incurred during the 1999 fiscal year. The Company received unsolicited expressions of interest in acquiring the Company from third parties. The Company incurred $331 of advisory and legal fees in connection with its evaluation of these expressions of interest. Since discussions were terminated, these costs were expensed.

     Depreciation expense increased to $2,431 in 2000 from $2,306 in 1999, primarily due to the new high definition telecine suite. Amortization expense decreased from $283 in 1999 to $270 in 2000 reflecting the amortization of the goodwill (excess of cost over the fair value of net assets acquired), which is being amortized over 25 years.

     Interest expense increased to $1,215 in 2000 from $997 in 1999, as a result of higher interest rates associated with the term and revolving loans and increased obligations for equipment capital leases.

     The effective tax rate applied against pre-tax income (loss) was 91.5% in 2000 and (6.7)% in 1999. The effective tax rate for 2000 as compared to the federal statutory tax rate of 34% was primarily the result of goodwill amortization, which is not deductible for income tax purposes and state income taxes. State income taxes are net of state net operating loss valuations provided for certain subsidiaries as a result of estimates regarding future operations.

     Extraordinary gain of $382 in 2000 is attributable to the settlement and replacement of the $2,540 4% convertible subordinated note.

     Net income (loss) increased to $392 in 2000 from ($821) in 1999 primarily as a result of the factors discussed above.

 Nine Months Ended March 31, 2000 compared to Nine Months Ended March 31, 1999.

     Total revenues increased by $4,169 to $70,337 in 2000 from $66,168 in 1999. Revenues from the Satellite and Distribution Services segment increased by 9.5% to $25,410 in 2000 from $23,212 in 1999. This increase was primarily due to the West Coast facility being fully operational, an increase in syndicated satellite services, video transmissions and a continued increase in the number of customers connected to the Company's satellite and fiber optic network. Revenues from the Systems and Products segment increased by 19.6% to $21,193 in 2000 from $17,726 in 1999. This increase was primarily due to increased demand for design and installation of turnkey video systems. The Production Services segment decreased by 5.9% from $25,230 in 1999 to $23,734 in 2000. The decrease is primarily due to the loss of network operations contracts, a lower volume of creative editorial services and lower film to videotape transfer services offset by increased visual effects and broadcast design services.

     Total costs increased by $2,099 to $43,899 in 2000 from $41,800 in 1999. Costs of the Satellite and Distribution Services segment increased by $665 to $12,696 in 2000 from $12,031 in 1999. This increase consisted primarily of costs associated with the ramp up of the fully operational West Coast facility offset by lower syndication costs. Costs of the Systems and Products segment increased by $2,685 to $16,826 in 2000 from $14,141 in 1999. This increase was primarily driven by the equipment costs associated with the increased volume in installations of turnkey video systems. Costs of the Production Services segment decreased by $1,251 from $15,628 in 1999 to $14,377 in 2000. The decrease was primarily a result of a reduction in fixed salaries and costs.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)


Results of Continuing Operations (continued)

     The Company's overall gross profit margin (excluding depreciation) increased to 37.6% in 2000 from 36.8% in 1999. Gross profit margin from the Satellite and Distribution Services segment increased to 50.0% in 2000 from 48.2% in 1999 as a result of the new West Coast facility being fully operational and higher margins on the syndication revenues. Gross profit margin from the Systems and Products segment increased to 20.6% in 2000 from 20.2% in 1999 primarily as a result of the increased volume of turnkey video systems contracts. Gross profit margin from Production Services segment increased to 39.4% in 2000 from 38.1% in 1999 as a result of a reduction in fixed salaries and costs.

     Selling, general and administrative expenses decreased from $15,420 in 1999 to $15,178 in 2000. Selling, general and administrative expenses as a percentage of revenues decreased by 1.7% from 23.3% in 1999 to 21.6% in 2000. The ratio decrease was primarily attributable to the increased revenues of the Company.

     Merger related costs were incurred during the 1999 fiscal year. The Company received unsolicited expressions of interest in acquiring the Company from third parties. The Company incurred $331 of advisory and legal fees in connection with its evaluation of these expressions of interest. Since discussions were terminated, these costs were expensed.

     Depreciation expense increased to $6,968 in 2000 from $6,457 in 1999, primarily due to the new West Coast facility. Amortization expense was $818 in 2000 and $819 in 1999 reflecting the amortization of the goodwill (excess of cost over the fair value of net assets acquired), which is being amortized over 25 years.

     Interest expense increased to $3,592 in 2000 from $3,074 in 1999, as a result of higher interest rates associated with the term loan and the revolving loan and increased equipment capital lease obligations.

     The effective tax rate applied against pre-tax income (loss) was 1364% in 2000 and (8.8)% in 1999. The effective tax rate for 2000 as compared to the federal statutory tax rate of 34% was primarily the result of goodwill amortization, which is not deductible for income tax purposes and state income taxes. State income taxes are net of state net operating loss valuations provided for certain subsidiaries as a result of estimates regarding future operations.

     Extraordinary gain of $382 in 2000 is attributable to the settlement and replacement of the $2,540 4% convertible subordinated note due May 4, 2003.

     Net income (loss) increased to $66 in 2000 from ($1,557) in 1999 primarily as a result of the factors discussed above.

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

     In February 2000, the Company entered into an agreement to replace and supersede the obligations set forth in the $2,540 principal amount of the 4% convertible subordinated note due May 4, 2003. The Company's new obligation continues to be subordinated debt. Periodic payments will be made and fully paid by May 15, 2003. An extraordinary gain of $382 has been recognized.

     At March 31, 2000, the Company's outstanding indebtedness was approximately $51,133, including $15,400 under the revolving credit facility. At March 31, 2000, the weighted average interest rate was approximately 9.34% on the Company's outstanding indebtedness. The remainder of the facility (approximately $775) will be available for future working capital requirements and general corporate purposes.

     Cash Flow from Operating Activities. For the nine months ended March 31, 2000, net cash provided by operating activities was $1,879, primarily resulting from EBITDA of $11,403, which was offset by increases in working capital requirements. At March 31, 2000, the net deferred tax asset includes the benefit for net operating loss carryforwards. Realization is not assured, however, the Company believes it will generate sufficient taxable income to realize the entire deferred tax asset. For the nine months ended March 31, 1999, net cash provided by operating activities was $2,131, primarily resulting from EBITDA of $8,643, which was offset by increases in working capital requirements.

     Cash Flow from Investing Activities. For the nine months ended March 31, 2000, the Company used $3,278 for investing activities, consisting of $3,520 for the purchase of additional equipment, which was offset by sales of fixed assets. Approximately $1,850 of additional equipment was used for a high definition telecine suite.

     Cash Flow from Financing Activities. For the nine months ended March 31, 2000, cash provided by financing activities, net of repayment of borrowings of long-term indebtedness, was $1,520. Such amount primarily consisted of $8,400 in borrowings under the revolving line of credit described above and $5,240 of capital equipment leases. The Company repaid $11,979 of borrowings primarily in connection with the revolving line of credit and the refinancing described above.

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

         Not applicable

Item 5.  OTHER INFORMATION

         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

         10.65 Settlement Agreement and Release, dated December 9, 1999, by and between the Company and Barbara D'Ambrogio and David D'Ambrogio

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

                           VIDEO SERVICES CORPORATION

                                  (Registrant)

Date:  May 4, 2000               /s/Louis H. Siracusano
                                 ----------------------------
                                 Name:  Louis H. Siracusano
                                 Title:    President and Chief Executive Officer


Date:  May 4, 2000               /s/Michael E. Fairbourne
                                 ----------------------------
                                 Name:  Michael E. Fairbourne
                                 Title: Chief Accounting Officer