Form 10-K
period 2000-06-30
VIDEO SERVICES CORP
filed 2000-08-31
CIK 913888

1

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2000
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____
                         Commission File Number 0-23388

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


         Registrant telephone number, including area code (201) 767-1000
                                ----------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
          Title of Each Class Name of Each Exchange on Which Registered
         Common Stock, par value $.01 per share American Stock Exchange
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None
                                ----------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ____

                               -------------------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss229.405) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

                               ------------------
     The aggregate market value of the registrant's common stock, par value $.01 per share, held by persons other than affiliates of the registrant as of August 22, 2000, was approximately $12,827,425.

                               ------------------
     The number of outstanding shares of the registrant's common stock, par value $.01 per share, as of August 22, 2000, was: 13,311,307.

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

ITEM 1. BUSINESS

Background

     Video Services Corporation, a privately held New Jersey corporation ("Old Video"), was incorporated in 1979 to service select segments of the video industry which its founders, Louis H. Siracusano, Arnold P. Ferolito and Martin Irwin, had identified as being under-served. Originally, Old Video focused its efforts on building advanced video systems and providing professional video equipment to particular segments of the television and professional video services industries. Over the years, Old Video identified additional market segments which it believed presented opportunities for significant revenue growth and its lines of business gradually expanded to include post-production and standards conversion, as well as satellite and fiber optic transmission services. In 1992, Old Video divested itself of its post-production business, which business became an element in the formation of International Post Limited, a Delaware corporation ("IPL"), in October 1993. In February 1994, Old Video sold its standards conversion business to IPL in connection with IPL's initial public offering and used the sale proceeds to repay indebtedness and to expand certain business segments, particularly satellite and fiber optic transmission services. After such sale, Old Video owned approximately 3% of IPL's outstanding Common Stock.

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

     In August 1999, the Company retained Lazard Freres & Co. LLC. as its investment banker and financial advisor to explore strategic opportunities for the Company, including but not limited to a sale, merger or joint venture. On July 25, 2000, the Company, entered into a definitive agreement with AT&T Corp. and Liberty Media Corporation ("Liberty Media") pursuant to which Liberty Media will acquire 100% of the Company's issued and outstanding common stock by means of a merger. As contemplated by the merger agreement, each share of common stock outstanding immediately prior to the effective time of the merger will be converted into 0.104 of a share of Class A Liberty Media Group Stock and $2.75 in cash. The Company's stockholders controlling approximately 71.8% of the Company's outstanding common stock have entered into a voting agreement with Liberty Media under which these stockholders agreed to vote in favor of the merger agreement and the merger.

Overview

     The Company is a leading provider of value-added video services to a diverse base of customers within the television network, cable and syndicated programming markets. These services are divided into three segments: (i) Satellite and Distribution Services, (ii) Systems and Products and (iii) Production Services (see Note 11 to the consolidated financial statements). The Satellite and Distribution Services segment integrates and distributes broadcast quality video content via a satellite and fiber optic transmission network routed through its digital/analog switching center and is an international provider of multi-format technical and distribution services to distributors of video programming. The Systems and Products segment designs, engineers and produces advanced video facilities for the broadcast and cable television, post-production, Internet and corporate markets. This segment also develops, manufactures and markets advanced color correcting and manipulation systems for the film, post-production and multimedia industries and rents professional video equipment to the sports, entertainment and other segments of the broadcast and cable television and corporate markets. The Production Services segment is an international provider of technical and creative services to owners and producers of television programming, television advertising and other programming content and the emerging Internet graphics and video market.

     On November 30, 1997, management, which had the authority to approve the action, committed the Company to a formal plan to dispose of the Consulting Services segment providing strategic consulting services in the area of communications, design and implementation of intranets, extranets and internets. Management closed the Consulting Services segment November 1998.

     The Company is a leading single source provider of satellite and fiber optic video transmission services in the New York Metropolitan area and one of the largest independent (i.e., not affiliated with, or related to, an equipment manufacturer) providers of technical services and equipment to its target markets. The Company believes that it will continue to experience increasing demand for its engineering services as a result of the ongoing conversion of existing television and cable facilities to digital, a growing demand for internet-related video applications, emerging compression technologies and an increasing demand for programming content worldwide. The Company provides (i) producers of original programming with technical and creative services necessary to transform original film or video to final product for airing on network, syndication, cable, foreign television or the Internet; (ii) users of special video effects with services required to digitally create or manipulate images in high resolution formats for integration into television commercials and programming and for Internet applications; (iii) international programmers with studio facilities and multi-standard post-production services necessary to assemble programming; and (iv) international programmers and owners of television and film libraries with standards conversion, network playback, and duplication and audio services, all in multiple standards and formats. The Company believes that its principal strengths in these areas include the depth and breadth of its client relationships, the depth and continuity of its creative talent, and its technologically advanced equipment and facilities.

     Demand for the Company's post-production services and facilities is principally derived from the production of new television commercials and the distribution of previously released motion pictures and television programming through international syndicators and programmers. Historically, the Company's post-production clients have out-sourced their post- production services requirements, and the Company expects that such clients will continue to outsource many of the services required for production, post-production and distribution of film and television programming. The Company believes that demand will also be created by the continuing trend toward globalization in the entertainment and media industries and the increasing worldwide market penetration of distribution channels such as home video, digital satellite broadcasting and Internet video streaming. The Company also believes that in addition to creating demand for its traditional post-production services, these factors will create demand for newer multi-format services and creative graphic and branding services offered by the Company.

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

     In June 2000, the Company assigned its leasehold in its Miami studio to a customer. This customer outsources to the Company its engineering and technical operations.

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


     Atlantic Satellite's teleport facility is located on contiguous properties in Northvale, New Jersey and Tappan, New York. This facility contains broadcast quality satellite dishes, which transmit and receive domestic feeds in both C-Band and KU Band frequencies, and provides international transmission to PanAmSat satellites. At this facility, Atlantic Satellite provides primary up-link and down-link services, as well as ancillary services such as tape playback and recording, tape duplication, syndication services (including spot insertion and editing), and digitally compressed satellite transmission expertise. Atlantic Satellite provides over 5,000 hours per year of playback and uplink services for pre-taped, syndicated television programs produced by BKN, Inc, Warner Brothers, Hearst Entertainment and KingWorld among others. It also downlinks and records numerous live sporting events for clients such as the National Hockey League ("NHL") and the National Basketball Association ("NBA") and provides satellite transmission services for clients such as Fox News, Fox Sports, NHK, Court TV and ABC/Capitol Cities.

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

     International Duplication: Duplication services are required to accommodate multiple broadcast locations receiving the same product in the same standard, but utilizing a variety of videotape formats. Using the same analogy as above, the German broadcaster received a PAL tape for his digital betacam equipment, but a Scandinavian broadcaster needs to receive a PAL tape of that same "60 Minutes" episode for his D2 equipment. Accordingly, the Company would "duplicate" the tape to the different format in the same standard.

     Specialized Video Services: The Company is meeting an increasing demand for specialized services using state-of-the art, high-definition film-to-tape, editing and audio suites. Audio capabilities include restoration, layback, ADR (automatic dialogue replacement), audio-for-video editing, and the recreation, or enhancement of music and sound effects tracks. Additional services include screen-by-screen color correction of film or tape, video restoration and digital encoding to MPEG 1/2 and streaming of program content via the Internet.


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

     Through fiber optic connections, Audio Plus Video is linked to Atlantic Satellite giving them the ability to send and receive signals both domestically and internationally. This service is especially essential with time sensitive material such as sporting events. For example, satellite services aid in the rapid international distribution the Company provides for the NBA.

     In the fourth quarter of fiscal year 1998, Audio Plus Video began an expansion to the West Coast with the leasing of a new 13,000 square foot facility in Burbank, California. That business became operational in July 1998.

     Audio Plus Video is beginning its twelfth year of worldwide distribution for the NBA and the fourteenth year for Hearst Entertainment supplying movies and series programming. Other programs include, "Ricki Lake", "Spin City", "60 Minutes 1 and 2", "South Park", "Dr. Katz", "Family Law", "As the World Turns" and many more. Specials during the year included The Academy Awards, NCAA Basketball Tournament, The Oscars, The Golden Globe Awards and The Grammy's.

     Audio  Plus  Video  clients  include:  Sony  Pictures  Entertainment,   CBS
International, Buena Vista International, Hearst Entertainment, NBA, NFL, NHL, Dream Works, Sesame Workshop, Discovery Channel and The History Channel.

Systems and Products

     Through  A.F.  Associates,  Inc.  ("AFA"),  the  Company  designs,  builds, installs and services advanced video systems worldwide for the broadcast and cable television industries, Internet "broadcasters" and video streaming facilities and for professional and corporate markets. AFA's services include project management; design and engineering; consultation with architects and building contractors; drafting and technical documentation, equipment and materials specification and procurement; pre-wiring and assembly; site installation; system testing and commissioning; and training. The Company believes that AFA is one of the leading independent providers of such services in the world.

     Systems are designed by AFA's in-house engineers using computerized design programs and are assembled in AFA's facility in Northvale, New Jersey. Assembly includes custom fabrication of all audio, video, networking, data and control interconnect wiring, mounting of equipment into rack enclosures and custom operating consoles, pre-wiring of all interconnecting cabling and subsystem testing. The entire system is then shipped to the customer's location, where it is installed and tested by AFA's technicians and engineers. The end product is a professionally designed and built system, utilizing advanced design and construction concepts and incorporating state-of-the-art equipment. Through the use of AFA's systems integration services, the client need only set overall system and operational requirements. AFA engineers and constructs the entire system and manages all aspects of technical construction.

     AFA's clients include the four (4) major networks, numerous cable channel networks (e.g.,Turner Entertainment, Cable News Network, Inc., CNBC, Fox News Channel, Lifetime Television, USA Networks, Inc. and Home and Garden Cable Network), Internet companies (e.g., Microcast, Inc.) satellite broadcasters (e.g., Direct TV and SKY Latin America), corporate television networks (e.g., Merrill Lynch & Co., Inc., Pfizer, AT&T and Toys R Us), and numerous production and post-production facilities. Over 50% of AFA's business is repeat business from clients who seek AFA's technical and engineering expertise. The Company believes that increases in cable, direct satellite and independent broadcasting made possible by emerging compression technologies, as well as the migration of broadcasting standards from analog to digital, will provide significant opportunities for AFA to expand its customer base.

     Projects recently completed by AFA include: technical facilities for a new sports network, PSN, for Latin America; a new digital TV station for NBC-owned WTVJ in Miami, Florida; a major expansion for Scripps Howard's cable networks in Knoxville; and a state-of-the-art training complex for a major pharmaceutical manufacturer. Current projects include a major Internet video streaming operation for Microcast; a complete rebuild of USA Networks' technical plant; a large expansion of the PSN sports network; and several new digital television stations.

     In May 1998, AFA acquired a product group with the objective of developing, manufacturing and marketing advanced color correcting and manipulation systems for the film, post-production and multimedia industries. Its products enhance any visual representation medium that requires a true color image where a better picture is essential. The AFA Products Group has developed an advanced image processing and manipulation software tool. "Trax'Im", based on artificial intelligence algorithms, automates the time-consuming task of creating "windows" or "mattes" for special effects applications in video, film and desktop publishing.

     Through Video Rentals, Inc. ("VRI"), the Company supplies broadcast and industrial video equipment for rental to the broadcast and professional video industries and provides support and maintenance services for such equipment. VRI rents cameras, super slow-motion systems, high-definition TV equipment, interformat portable editing systems, character generators, graphic equipment and specialized equipment for sports production. Equipment rentals may range from a period of one (1) day to as long as a year. Specialized equipment packages, such as editing systems, are also rented for longer periods by certain customers, including Fox Sports. VRI's purchases of equipment to be held for rental are made both on the basis of anticipated rental demand and in response to specific customer orders and commitments from such customers for minimum rental terms (in the case of more specialized equipment).

     VRI specializes in network sports production. As the exclusive field shop for Fox Sports, VRI is responsible for storing, shipping and maintaining equipment owned by the network and used for their coverage of major sporting events, including the NFL, Major League Baseball and Nascar. VRI also serves as a rental agent for the rental of this equipment to third parties. Major customers of VRI include all the major networks, as well as major mobile truck operators.

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

     Through CABANA corp. ("CABANA"), the Company provides creative editorial services to the television advertising industry. The creative editing process, or the first stage of post production, for a television commercial generally involves the selection of the best footage from several thousand feet of film and the combination of that footage through editing along with special video effects to create a cohesive message with audience appeal. The creative editor typically is involved with all facets of the post-production process and usually selects the post-production facilities (such as Manhattan Transfer and
MT-Miami),   in  which  the  remaining  and  final  stages  of  the   television
commercial's post-production takes place. Television commercials created by CABANA during the year include ads for Paine Webber, Cobra Golf, Stop N Shop, Fleet Bank, Folgers, Sprint, Ocean Spray and Nabisco, among others.

     Through two of its operating subsidiaries Manhattan Transfer/Edit, Inc. ("Manhattan Transfer") and Manhattan Transfer - Miami ("MT-Miami"), formerly The Post Edge, Inc., the Company provides the art and science of completing high-end television commercials and programs with the finest quality to the television advertising industry. Their services include the following:

     Film-to-Videotape Transfer: The Company has film-to-videotape transfer suites for the transferring of images and sound from film-to-videotape. This process can be used for either positive or negative, 16 or 35 millimeter film and for both composite and multi-track systems. The Company's skilled colorists operate state-of-the-art electronic equipment, which provides color correction and expansion or repositioning of film images. In addition, the Company can correct and enhance the color of projects originated on videotape. The videotape element masters resulting from the transfer process can be edited to create the final product which can then be duplicated for a variety of markets including television advertising, corporate video cassettes, home video cassettes, cable television, television program syndication, airline in-flight entertainment, foreign distribution and ancillary applications. Transfers are made in both the PAL (Europe and South America) and NTSC (North America and Japan) standards.

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

     Commercials   finished  this  past  year  at  Manhattan  Transfer  include:
Volkswagen's Beetle and 2000 Cabrio Campaigns, Visa, Pepsi, Pizza Hut, Macy's, US Navy, Wendy's, IBM, MCI, Burger King, Bell Atlantic Sprint, Urban Fetch and ChemConnection.com. In addition to Manhattan Transfer's commercial activities, it provided post-production services for the network television series "The Beat", for the HBO episodic series "Oz", and for the network situation comedy "Cosby".

     Commercials finished this last year at MT-Miami include Pier 1 Imports, Huggies, Kodak Latin America, Eureka U.S. and U.K. and Eritmo.com among others.

     The Company's major post-production clients include advertising agencies, film editors and video production companies. Among the advertising agencies to which the Company provides services are BBDO New York, Saatchi & Saatchi, Grey Advertising, Ogilvy, J. Walter Thompson, Jordan McGrath Case, McCann Erickson, Young and Rubicam, Arnold Communications, Deutsch and Grey Entertainment.

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

     A full-time sales force, together with editors, graphic artists and senior management, actively market the Company's post-production services through industry contacts and through advertising in the major industry trade magazines such as Shoot, Ad Week and Post. The post-production group also use an aggressive direct mail program. The focus of this advertising and direct mail is to promote the Company's image for quality services, its technical capabilities and its state-of-the-art facilities.

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


Supply of Services and Equipment

     In most situations where Atlantic Satellite is providing satellite up-link services, the customer has secured the transponder time and instructs Atlantic Satellite as to which satellite and transponder to transmit the signal. In those situations where Atlantic Satellite is providing transponder time as part of a service package to a customer, Atlantic Satellite obtains transponder time from third-party re-sellers of transponder time. Satellite owners do not sell occasional transponder time directly to end-users or service providers. Rather, they sell or lease transponders on a full-time basis for a minimum of one year. However, the success of Atlantic Satellite's business depends in part upon the price and availability of satellite transponders. A shortage of transponders can be caused by several factors, including the malfunctioning or expiration of the useful lives of existing satellites or the unsuccessful launch of additional or replacement satellites, all of which are beyond the control of Atlantic Satellite or its customers. A shortage of satellite transponders would be likely to increase the price of available transponders, which would have an adverse impact upon Atlantic Satellite's, and thus the Company's, ability to operate profitably. Waterfront may either order fiber optic lines from third party providers to be installed between Waterfront's facility and the customer or the customer may order these items directly from a third party provider, with Waterfront providing only the connection with its switch. AFA and VRI obtain their equipment from a variety of sources, including the major equipment manufacturers such as Sony Corporation of America, Phillips and Grass Valley Group. AFA orders equipment used in the production of its video systems based upon customer purchase orders after receipt of deposits. Larger systems are funded through periodic customer payments, which relate closely to the capital needs of the project. Although the Company did not experience any significant difficulty in obtaining equipment, there can be no assurance that shortages will not arise in the future. The loss of any one or more manufacturing sources could have an adverse effect on the Company until alternative arrangements could be secured. The Company believes that there are alternative adequate sources of components of sufficient quality and quantity.
Competition

     The competitive video services industry is both specialized and fragmented. Major competitors for Atlantic Satellite's transmission services include ATC Teleport (a subsidiary of American Tower Corporation), Group W (a subsidiary of
CBS), Globecast (a subsidiary of French Telecom) and National Gateway (a subsidiary of Williams Communications, Inc.). Some of these competitors have significantly greater resources than the Company. Atlantic Satellite competes primarily based upon customer service and its large and valued subscriber base, which permits a high degree of inter-subscriber connections. Although the Company believes that Waterfront's video switching facility is the largest in the New York metropolitan area, "The Switch" (operated by Globecast) has "first mile" and "last mile" capabilities and competes with Waterfront. AT&T also competes in the switching business to some extent. However, the Company believes that its fully manned facility provides it with an advantage over its competitors, which do not provide the same level of service. AFA's primary competitors are Sony Corporation, Communications Engineering Inc. National TeleConsultants and The Systems Group, as well as small, regionally based integrators and dealers. Competition is based upon technical expertise, experience and price. VRI's major competitor is Bexel Corporation, which has locations in several metropolitan areas, as well as smaller companies, which do not offer the variety of services provided by VRI. Competition is based upon price, diversity and availability of inventory and customer service. The Company believes that the ability of its operating subsidiaries to cross-market to
existing   customers  using  other  services  offered  by  the  Company's  other subsidiaries provides the Company with a competitive advantage over many competitors who lack the full complement of services provided by the Company.

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

Government Regulation

     The Communications Act of 1934, as amended by the Telecommunications Act of 1996, prohibits the operation of satellite earth station facilities such as those operated by Atlantic Satellite, except under licenses issued by the FCC. Atlantic Satellite holds the following five satellite earth station FCC licenses:

                          Call Sign                 License Expiration Date
                          ---------                 -----------------------
                           E910152                   March 22, 2001

                           E4626                     September 10, 2002

                           E960405                   September 6, 2006

                           E970418                   October 10, 2007

                           E881160                   February 17, 2009

     No FCC authorization is required for reception of transmission from domestic satellites to points within the United States. When applicable, the Company will continue to rely on third party FCC licenses or authorizations when it transmits certain domestic satellite traffic through earth stations operated by such third parties.

     The FCC establishes technical standards for satellite transmission equipment, which change from time to time, and it also requires coordination of earth stations with land-based microwave systems at certain frequencies to assure non-interference. Transmission equipment must also be installed and operated in a manner that avoids exposing humans to harmful levels of radio-frequency radiation. The placement of earth stations or other antennae is typically subject to regulation under local zoning ordinances. The Company believes that Atlantic Satellite's equipment meets and is operated in material compliance with all applicable laws, regulations and industry standards.

     Waterfront holds two point-to-point microwave licenses from the FCC for the transmission of signals from a single point to temporary fixed locations within 25 miles of the license coordinates. There are two microwave licenses:

                          Call Sign                License Expiration Date
                          ---------                -----------------------
                           WMQ-537                   February 1, 2001

                           WNEI382                   June 23, 2009

     While the FCC generally renews satellite earth station and point-to-point microwave licenses on a routine basis, there can be no assurance that Atlantic Satellite's and Waterfront's licenses will be renewed at their expiration dates. Failure to obtain renewal of such licenses would have a material adverse effect on the Company.

Employees

     The Company and its subsidiaries have approximately 509 full-time employees. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

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

Backlog

     At June 30, 2000 and June 30, 1999, the Company had backlogs of approximately $8,600,000 and $6,000,000 respectively. All of such backlog is attributable to AFA's video production systems projects and will be completed within the coming year.


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

     The Company leases five principal production facilities, two located in New York City, two located in South Florida and one in Burbank, California. The Company's two New York City production facilities consist of approximately 68,000 square feet in midtown Manhattan where CABANA leases one 18,000 square foot facility and Manhattan Transfer leases approximately 50,000 square feet. MT-Miami leases two South Florida production facilities of approximately 21,000 square feet. MT-Miami moved and consolidated its 9,000 square foot Hollywood, Florida facility to the South Beach Miami facility in the first quarter of fiscal year 1999. Audio Plus Video/West leases a 13,000 square foot facility in Burbank, California.

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

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in various claims and legal proceedings related to employment matters, as well as other legal proceedings of a nature considered normal to its business. While it is not possible to predict or determine the outcome of these claims and proceedings, it is the opinion of management that their outcomes will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

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

     As of August 22, 2000, there were approximately 625 holders of record of the Common Stock.

     The following table sets forth the high and low closing prices of the Common Stock on the American Stock Exchange/Nasdaq National Market for each full quarterly period within the two most recent fiscal years.



         Fiscal Year 1999                              High             Low
         ----------------                              ----             ---
         First Quarter.................................3 15/16          2 5/8
         (July 1 to September 30)
         Second Quarter................................3 11/16          1 7/8
         (October 1 to December 31)
         Third Quarter.................................3 1/2            2 1/4
         (January 1 to March 31)
         Fourth Quarter................................2 5/8            1 5/8
         (April 1 to June 30)

         Fiscal Year 2000                              High             Low
         ----------------                              ----             ---
         First Quarter.................................3 1/4            1 7/8
         (July 1 to September 30)
         Second Quarter................................4 1/2            1 5/8
         (October 1 to December 31)
         Third Quarter.................................5 13/16          2 3/8
         (January 1 to March 31)
         Fourth Quarter................................6                3
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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The following table sets forth selected historical consolidated financial data for Video and its subsidiaries for the periods and at the dates indicated, dollars in thousands except share amounts.

                                                 Year Ended      Year Ended      Year Ended       Year Ended       Year Ended
                                                  June 30,        June 30,        June 30,         June 30,         June 30,
                                                    1996           1997(1)         1998(3)           1999             2000
                                                 ------------    ------------    ------------     ------------    -------------
Statement of Operations Data: (3)

Revenues .................................         $  29,740       $  27,610       $  72,995        $  89,411       $   96,148

Depreciation and amortization ............             1,653           1,824           7,958            9,836           10,465

Operating income from continuing .........             2,387           1,750           6,692            2,138            3,989
   operations

Income (loss) before income taxes,
   discontinued operations and
   extraordinary gain ....................             1,999           1,825           3,290           (1,958)            (268)

Income (loss) before discontinued
   operations and extraordinary gain......             1,212           1,638           1,699           (1,900)          (1,111)

Loss from discontinued operations, .......              (388)         (1,688)         (1,860)             --               --
   net of tax (2) (4)

Extraordinary gain (5) ...................                                                                                 382

Net income (loss) ........................         $     824       $     (50)      $    (161)       $  (1,900)      $     (729)


Pro forma income (loss) per share before
    discontinued operations and ..........         $    0.17       $    0.23       $    0.14        $   (0.14)      $     (.08)
extraordinary ............................
    gain - basic (3)

Pro forma net income (loss) per share - ..         $    0.12       $   (0.01)      $   (0.01)       $   (0.14)      $     (.05)
     basic (3) ...........................

Weighted average number of shares ........             6,961           7,011          12,276           13,264           13,292
    outstanding (3)

                                                    As of           As of            As of           As of            As of
                                                  June 30,        June 30,         June 30,        June 30,         June 30,
                                                    1996            1997            1998(3)          1999             2000
                                                 ------------    ------------     ------------    ------------    -------------
Balance Sheet Data: (3)
Total assets..............................         $  17,672       $  20,801       $   81,860        $  85,318       $   86,032
Long-term debt, net of current portion....             2,140           5,330           30,968           36,760           40,752
Subordinated debt, net of
     current portion......................               ---             ---            5,442            5,652            2,924
Stockholders' equity......................         $   2,655       $   2,733       $   20,725        $  18,847       $   18,251

 ...........................
(1) Included in the year ended June 30, 1997 is approximately $500 of other income pertaining to the payment of a note receivable for which Old Video had established a full valuation allowance. The note receivable was partial consideration for the sale of a radio station in fiscal 1991.

(2) The operating results of Old Video's Diversified Products segment have been reflected as discontinued operations for the years ended June 30, 1996, and 1997.

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

(5) Extraordinary gain of $382, net of income tax expense of $254, in fiscal 2000 is attributable to the settlement and replacement of a $2,540 4% convertible note.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.

     On August 27, 1997, Video Services Corporation ("Old Video") merged with and into International Post Limited ("IPL") with IPL being the surviving corporation (the "Merger"). At the effective time of the Merger, IPL changed its name to Video Services Corporation. References herein to the "Company" refer to the combined company after giving effect to the Merger. The Merger was accounted for as a reverse acquisition whereby the pre-Merger financial statements of Old Video became the historical financial statements of the Company. As a result of the Merger, the results of operations and cash flows reported for the Company for the year ended June 30, 2000 are not necessarily comparable to those periods prior to the Merger. The results of operations and cash flows as reported represent those of the Company for the years ended June 30, 2000, 1999 and 1998, and include the results of operations and cash flows of IPL from the date of the Merger. Certain comparable references to IPL's 1999 and 1998 figures include pre-merger amounts that are not included in the financial statements, but are included in the following discussions for comparative purposes only. In addition, in August 1997 and prior to the Merger: (i) Old Video discontinued the operations of its Diversified Products segment through a spin-off of the Diversified Products segment to Old Video's stockholders and (ii) the principal stockholders of Old Video contributed by merger (the "Contribution") the stock of two S corporations holding all of the general and limited partnership interests in MAL Partners and L.I.M.A. Partners, which partnerships owned real estate and equipment which was leased solely to Old Video and IPL. The Contribution, which represents a transfer between entities under common control, has been recorded at the lower of historical amortized cost or fair value. See
Note 1 to the Company's consolidated financial statements included herein. The following discussion and analysis should be read in conjunction with such historical consolidated financial statements and the notes thereto.

     In August 1999, the Company retained Lazard Freres & Co. LLC. as its investment banker and financial advisor to explore strategic opportunities for the Company, including but not limited to a sale, merger or joint venture. On July 25, 2000, the Company, entered into a definitive agreement with AT&T Corp. and Liberty Media Corporation ("Liberty Media") pursuant to which Liberty Media will acquire 100% of the Company's issued and outstanding common stock by means of a merger. As contemplated by the merger agreement, each share of common stock outstanding immediately prior to the effective time of the merger will be converted into 0.104 of a share of Class A Liberty Media Group Stock and $2.75 in cash. The Company's stockholders controlling approximately 71.8% of the Company's outstanding common stock have entered into a voting agreement with Liberty Media under which these stockholders agreed to vote in favor of the merger agreement and the merger.

Overview

     The Company's business is currently divided into three segments: (i) Satellite and Distribution Services, (ii) Systems and Products and (iii) Production Services (see Note 11 to the consolidated financial statements). The Satellite and Distribution Services segment integrates and distributes broadcast quality video content via a satellite and fiber optic transmission network routed through its digital/analog switching center and is an international provider of multi-format technical and distribution services to distributors of video programming. The Systems and Products segment designs, engineers and produces advanced video facilities for the broadcast and cable television, post-production, Internet and corporate markets. This segment also develops, manufactures and markets advanced color correcting and manipulation systems for the film, post-production and multimedia industries and rents professional video equipment to the sports, entertainment and other segments of the broadcast and cable television and corporate markets. The Production Services segment is an international provider of technical and creative services to owners and producers of television programming, television advertising and other programming content and the emerging Internet graphics and video market.

Discontinued Operations

     On November 30, 1997, management, which had the authority to approve the action, committed the Company to a formal plan to dispose of the Consulting Services segment providing strategic consulting services in the area of communications, design and implementation of intranets, extranets and internets. The Consulting Services segment was acquired in the Merger. Management closed the Consulting Services segment November 1998 (See Note 16 to the consolidated financial statements).

Results of Continuing Operations

     Year Ended June 30, 2000 compared to Year Ended June 30, 1999 (dollars in thousands)

     Total revenues increased by $6,737 to $96,148 in 2000 from $89,411 in 1999. Revenues from the Satellite and Distribution Services segment increased by 9.1% to $34,130 in 2000 from $31,280 in 1999. This increase was primarily due to the West Coast facility being fully operational, an increase in syndicated satellite services, video transmissions and a continued increase in the number of customers connected to the Company's satellite and fiber optic network. Revenues from the Systems and Products segment increased by 19.2% to $30,540 in 2000 from $25,615 in 1999. This increase was primarily due to increased demand for design and installation of turnkey video systems. The Production Services segment decreased by 3.2% from $32,516 in 1999 to $31,478 in 2000. The decrease is primarily due to the loss of certain network operations contracts, a lower volume of creative editorial services and lower film to videotape transfer services offset by increased visual effects and broadcast design services.

     Total costs increased by $4,592 to $61,493 in 2000 from $56,901 in 1999. Costs of the Satellite and Distribution Services segment increased by $822 to $16,908 in 2000 from $16,086 in 1999. This increase consisted primarily of costs associated with the ramp up of the fully operational West Coast facility offset by lower syndication costs. Costs of the Systems and Products segment increased by $3,926 to $24,576 in 2000 from $20,650 in 1999. This increase was primarily driven by the equipment costs associated with the increased volume in installations of turnkey video systems. Costs of the Production Services segment decreased by $156 from $20,165 in 1999 to $20,009 in 2000. The decrease was primarily a result of a reduction in fixed salaries and costs.

     The Company's overall gross profit margin (excluding depreciation) decreased from 36.4% in 1999 to 36.0% in 2000. Gross profit margin from the Satellite and Distribution Services segment increased to 50.5% in 2000 from 48.6% in 1999. This increase was a result of greater use of existing capacities, the new West Coast facility being fully operational and higher margins on the syndication revenues. Gross profit margin from the Systems and Products segment was basically unchanged, 19.5% in 2000 from 19.4% in 1999. Gross profit margin from Production Services segment decreased from 38.0% in 1999 to 36.4% in 2000 as a result of a decrease in revenues combined with stable fixed costs

     Selling, general and administrative expenses was basically unchanged, decreasing from $20,205 in 1999 to $20,201 in 2000. Selling, general and administrative expenses as a percentage of revenues decreased by 1.6% from 22.6% in 1999 to 21.0% in 2000. The ratio decrease was primarily attributable to the increased revenues of the Company.

     Depreciation expense increased to $9,265 in 2000 from $8,743 in 1999, primarily due to the new West Coast facility as well as other investments in capital equipment. Amortization expense was $1,200 in 2000 and $1,093 in 1999 reflecting the amortization of the goodwill (excess of cost over the fair value of net assets acquired), which is being amortized principally over 25 years.

     Merger related costs were incurred during the 1999 fiscal year. The Company received unsolicited expressions of interest in acquiring the Company from third parties. The Company incurred $331 of advisory and legal fees in connection with its evaluation of these expressions of interest. Since discussions were terminated, these costs were expensed in fiscal year 1999.

     Interest expense increased to $4,814 in 2000 from $4,149 in 1999, as a result of higher interest rates associated with the term loan and the revolving loan and increased equipment capital lease obligations. See "Liquidity and Capital Resources."

     The effective tax rate applied against pre-tax loss was 314.5% in 2000 and (3.0)% in 1999. The effective tax rate for 2000 as compared to the federal statutory tax rate of 34% was primarily the result of state income taxes and goodwill amortization created by the Merger which is not deductible for income tax purposes. In addition, the state net operating loss valuation increased by $1,341 and $2,600 in 1999 and 2000, respectively as a result of continued operating losses in certain subsidiaries. The Company has a state valuation allowance of $4,620 as of June 30, 2000. The state valuation allowance is provided as a result of estimates regarding future operations for certain subsidiaries in certain states.

     Loss from continuing operations decreased from $1,900 in 1999 to $1,111 in 2000 primarily as a result of the factors discussed above.

     Extraordinary gain of $382 (net of income tax expense of $254) in 2000 is attributable to the settlement and replacement of the $2,540 4% convertible subordinated note due May 4, 2003, more fully discussed in Liquidity and Capital Resources.

     Year Ended June 30, 1999 compared to Year Ended June 30, 1998 (dollars in thousands)

     Total revenues increased by $16,416 to $89,411 in 1999 from $72,995 in 1998, of which $7,391 was attributable to a full year of IPL operating results in 1999, compared to ten months in 1998. Revenues from the Satellite and Distribution Services segment increased by 46.3% to $31,280 in 1999 from $21,384 in 1998. $16,372 of the $31,280 of 1999 Satellite and Distribution Services segment revenue was attributable to post-Merger contribution to revenues from Satellite and Distribution Services provided by IPL. Revenues from the Satellite and Distribution Services segment other than those provided by IPL increased by 31.2% to $14,908 in 1999 from $11,367 in 1998. This increase was primarily generated by the Goodwill Games, an increase in syndicated satellite services and an increase in the number of customers connected to the Company's satellite and fiber optic network. Revenues from the Satellite and Distribution Services segment provided by IPL increased by 34.5% to $16,372 in 1999 from $12,171 in 1998 (includes $2,154 of pre-Merger revenues). The increase is primarily due to the opening of the new facility in Burbank, California. Revenues from the Systems and Products segment increased by 37.5% to $25,615 in 1999 from $18,631 in 1998 due to increased demand for design and installation of video systems. The amount of the increase was greater as a result of a prior year significant contract pursuant to which the Company received a commission based on equipment used in such video systems which were purchased directly by the customer from third parties. The Production Services segment revenues of $32,516 and $32,980 in 1999 and 1998, respectively, was solely attributable to post-Merger contributions provided by IPL. Revenues provided by IPL decreased by 15.0% from $38,265 in 1998 (includes $5,285 of pre-Merger revenues) to $32,516 in 1999. The decrease is primarily due to a lower volume of creative editorial services and the loss of Discovery Channel's network operations.

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

     Depreciation expense increased to $8,743 in 1999 from $7,109 in 1998, primarily due to a full year of IPL operating results in 1999, compared to ten months in 1998 and the new West Coast facility. Amortization expense increased to $1,093 in 1999 from $849 in 1998 reflecting the amortization of the goodwill (excess of cost over the fair value of net assets acquired) recorded in connection with the Merger, which is being amortized principally over 25 years.

     Merger related costs were incurred during the 1999 fiscal year. The Company received unsolicited expressions of interest in acquiring the Company from third parties. The Company incurred $331 of advisory and legal fees in connection with its evaluation of these expressions of interest. Since discussions were terminated, these costs were expensed in fiscal year 1999.

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

     The Company refinanced its long-term indebtedness, including mortgage payables and lines of credit (excluding existing capital lease obligations), with a $55,000 credit facility comprised of a $15,000 revolving line of credit, term loans totaling $30,000 and Secondary Collateral Institutional Loans ("SCIL") totaling $10,000. General Electric Capital Corporation ("GE Capital"), is Term Agent and Administrative Agent under the credit agreement and KeyBank National Association ("KeyBank"), is revolver agent. The revolving line of credit bears interest at LIBOR (London Interbank Offered Rate) plus 3.25 basis points. Term Loan A bears interest at the lenders' prime rate plus 1.25% or LIBOR plus 3.25%. The Term Loan B bears interest at the lenders' prime rate plus 1.50% or LIBOR plus 3.50%. The SCIL loans bear interest at the lenders' prime rate plus 2.0% or LIBOR plus 4.0%, commencing November 2001 both rates will bear an additional 4.0% that will be accrued but payable on the commitment termination date. Commitment termination date, in the case of the revolving line and Term Loan A is July 1, 2003, Term Loan B is July 1, 2005 and the SCIL loans termination date is April 1, 2007. The Company had outstanding direct borrowings of $3,642 under the revolving line at June 30, 2000. The Company also has outstanding under the revolving line letters of credit of approximately $686 at June 30, 2000. The Company's revolving line weighted average interest rate was 9.89% at June 30, 2000. The facility contains various covenants that require the Company to maintain certain financial ratios, limits capital expenditures, prohibit dividends and similar payments and restrict the Company's ability to incur other indebtedness. The facility is guaranteed by all of the Company's subsidiaries.

     The Company has borrowed $5,000 of the SCIL facility, the remaining balance of $5,000 is reserved for retiring the Company's existing Subordinated Debt.

     Subordinated Debt consists of 4% convertible subordinated notes due May 4, 2003 in the principal amount of $6,350 issued by IPL, in connection with the CABANA acquisition in May 1995. These notes are convertible into Common Stock at a conversion price of $14.00 per share after May 2000 and are redeemable after May 2001. In February 2000, the Company entered into an agreement to replace and supersede $2,540 principal amount of the obligations. Accordingly, $2,540 of the principal payment was reduced to $1,980, these obligations are subordinated debt, and do not have conversion features. An extraordinary gain of $382, net of tax, has been recognized. Periodic payments will be made and fully paid by May 15, 2003.

     At June 30, 2000, the Company's outstanding indebtedness was approximately $51,272, including the above mentioned revolving credit facility. At June 30, 2000, the weighted average interest rate was approximately 9.92% on the Company's outstanding indebtedness.

     In June 2000, the Company assigned its leasehold in its Miami studio and sold other assets, cash proceeds from these transactions were $1,295, the Company recorded a gain of $367 included in other income.

     The Company has incurred $79 of advisory and legal fees in connection with the merger agreement among the Company, AT&T Corp. and Liberty Media Corporation (see Note 21 to the consolidated financial statements).

     Cash Flow from Operating Activities. For the year ended June 30, 2000, net cash provided by operating activities was $4,125 primarily resulting from earnings before interest, taxes, depreciation and amortization ("EBITDA") of $15,011 which was offset by increases in working capital requirements. At June 30, 2000, the net deferred tax asset includes the benefit for net operating loss carryforwards. Realization is not assured, however, the Company believes it will generate sufficient taxable income to realize the entire deferred tax asset. For the year ended June 30, 1999, net cash provided by operating activities was $2,567 primarily resulting from EBITDA of $12,027 which was offset by increases in working capital requirements, primarily the payment of transaction costs associated with the Merger.

     Cash Flows from Investing Activities. For the year ended June 30, 2000, the Company used $2,976 for investing activities, consisting of $4,459 for the purchase of additional equipment, which was offset by a sales of fixed assets and repayment of an advance to an affiliate. For the year ended June 30, 1999, the Company used $11,355 for investing activities, consisting of $11,619 for the purchase of additional equipment, which was offset by a sale of fixed assets and repayment of an advance to an affiliate.

     Cash Flow from Financing Activities. For the year ended June 30, 2000, cash provided by financing activities, net of repayments of borrowings of long-term indebtedness, was $1,659. Proceeds from long-term borrowings include $38,642 attributed to the refinancing with GE Capital discussed above, $9,400 of borrowings under our previous revolving line of credit and $5,240 of secured equipment financing. Repayments of borrowings include $37,411 attributed to the refinancing with GE Capital, $7,200 repaid under our previous revolving line of credit and $6,847 of principal payment on mortgages, senior secured term loan and secured equipment financing. For the year ended June 30, 1999, cash provided by financing activities, net of repayment of long-term indebtedness, was $8,101. Such amount primarily consisted of $22,025 in borrowings under the revolving line of credit described above and $3,544 of secured equipment financing. Repayments of borrowings include $11,925 repaid under our previous revolving line of credit and $5,753 of principal payment on mortgages, senior secured term loan and secured equipment financing.

     The foregoing activities resulted in a net increase in cash of $2,808 in 2000. It is the Company's belief that annual cash flows from operating activities, along with the flexibility provided by the Credit Agreement, will be sufficient to fund, for the foreseeable future, operating requirements, capital investments and commitments.

     At June 30, 2000, the Company has approximately $3,480 of net deferred tax assets. The Company believes that it will generate sufficient future taxable income which coupled with the availability of certain prudent and feasible tax planning strategies, will enable the Company to realize its net deferred tax asset.

Forward-Looking Statements

     The above discussion contains forward-looking statements. There are certain important factors that could cause results to differ materially from those anticipated by the statements made above. These factors include, but are not limited to: general performance of the economy, specifically as it affects the advertising industry, entertainment, television, video and broadcast industries; the international economic and political climate which could impact the sale of domestic programming overseas: significant changes in video technology in the post-production, video and communication industries, the loss of key personnel, and the loss of key customers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risks relating to the Company's operations result primarily from changes in interest rates as well as credit risk concentrations. To address these risks the Company entered into an interest rate swap as described below. The Company does not use financial instruments for trading purposes.

Credit Risks

     The Company's customer base is composed of companies in the television network, cable and advertising industries which are located principally throughout the United States. No single customer accounted for more than 10% of the Company's sales during the fiscal year ended June 30, 1999 and 2000.

Interest Rate Risks

     The Company hedges its exposure to changes in interest rates on its senior secured term loan. In August 1997, the Company entered into an interest rate swap agreement with KeyBank to reduce the impact of changes in interest rates on its Term Loan. Pursuant to the refinancing at June 30, 2000, the swap agreement was cancelled resulting in a gain of $9, which has been included as an offset to interest expense, to the Company. The new credit agreement with GE Capital requires that 50% of the Term Loan liabilities be converted to a fixed rate obligation by December 1, 2000.

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


            2000                                                                                                         Fair Value
   (dollars in thousands)           2000          2001           2002           2003        Thereafter      Total           2000
----------------------------- -- ----------- -- ---------- --- ---------- -- ----------- -- ---------- --- --------- --- -----------

Long-term debt including
      current portion
   Fixed rate............        $   5,666      $  6,875       $  6,866      $   6,962      $ 19,917       $ 46,286      $   46,286
   Average interest rate.           10.02%        10.05%         10.10%         10.14%        10.40%

Subordinated Debt
   Fixed rate............        $   2,062      $  1,602       $  1,605      $      -       $       -      $  5,269      $    4,986
Average interest rate....            8.96%         8.80%          8.80%

            1999                                                                                                         Fair Value
   (dollars in thousands)           2000          2001           2002           2003          2004          Total           1999
----------------------------- -- ----------- -- ---------- --- ---------- -- ----------- -- ---------- -- ---------- --- -----------

Long-term debt including
      current portion
   Fixed rate............        $   7,737      $  8,311       $ 10,747      $  17,317      $    350      $  44,462      $   44,476
   Average interest rate.            8.51%         8.39%          8.06%          7.74%         7.74%

Subordinated Debt
   Fixed rate............        $    ---       $  2,117       $  2,117      $   2,116      $    ---      $   6,350      $    5,652
   Average interest rate.            8.34%         8.34%          8.34%          8.34%         8.34%

Interest rate swap
   Pay variable/receive
   fixed.................        $  6,500       $  7,000       $  8,000      $   3,750      $    ---      $  25,250      $     (398)
   Average pay rate......            7.58%         7.58%          7.58%          7.58%         7.58%
   Average receive rate..            6.18%         6.18%          6.18%          6.18%         6.18%



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item appears in Item 14(a) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors and Executive Officers

     The following table sets forth certain information with respect to the Directors and certain executive officers of the Company at August 22, 2000:

     Name..................   Age     Position

     Robert H. Alter(l)(2).   71      Director

     Terrence A. Elkes.....   66      Director and Chairman of the Board

     Martin Irwin..........   64      Director and Vice Chairman of the Board

     Louis H. Siracusano...   58      Director, President and Chief Executive
                                      Officer

     Raymond L. Steele (l)(2) 65      Director

     Frank Stillo (1) (2)..   66      Director

     Donald H. Buck........   61      Vice President

     Michael E. Fairbourne.   47      Vice President - Administration,
                                      Chief Accounting Officer and Secretary

     Daniel Rosen..........   63       Vice President - Post Production

     (1) Member of  the Compensation Committee.
     (2) Member of the Audit Committee.

     Robert H. Alter, has been a director of the Company since October 1993. Mr. Alter is a director of Source Media, Inc. and the Vice Chairman and a director of the Cabletelevision Advertising Bureau ("CAB"), the national trade association of the cable television industry devoted to marketing and advertising, a position he has held since October 1991.

     Terrence A. Elkes, has been a director and the Chairman of the Board of the Company since October 1993. Mr. Elkes is a Managing Director of Apollo Partners, Ltd. ("Apollo"), a private investment firm involved in the acquisition of companies in the media, communications, entertainment and broadcasting fields, which he co-founded in 1987. Prior to forming Apollo, Mr. Elkes was employed by Viacom International, Inc. where he served as President from 1978-1982 and Chief Executive Officer from 1983-1987.

     Martin Irwin, has been a director and the Vice-Chairman of the Board of the Company since August 1997 and prior thereto, had been a director, President and Chief Executive Officer of the Company. Mr. Irwin, co-founded with Messrs. Siracusano and Ferolito Video Services Corporation ("Old Video") which merged into International Post Limited ("IPL") on August 27, 1997 (the "Merger"), served in various capacities with Old Video since its formation. Prior to co-founding Old Video, Mr. Irwin was employed by EUE/Screen Gems, a division of Columbia Pictures Industries, Inc., where he last served as Senior Vice President and General Manager.

     Louis H. Siracusano, has been President and Chief Executive Officer of the Company since August 1997 and had been a director of the Company since October 1993. Prior to August 1997, Mr. Siracusano served as the Chairman, Chief
Executive Officer and a director of Old Video since 1986 and President since 1989. Mr. Siracusano also served as President of Audio Plus Video International, Inc., a Company subsidiary, from July 1989 to February 1994. Mr. Siracusano was a founder of Old Video and served in various capacities with Old Video since its formation. Mr. Siracusano was with Ampex Corporation and the American Broadcasting Company in various sales and engineering management positions prior to Old Video's formation in 1979.

     Raymond L. Steele, has been a director of the Company since August 1997 and currently serves as Chairman of the Compensation Committee. Prior thereto, Mr. Steele had been a Principal of Pacholder Associates, Inc., an institutional money manager and workout specialist, until his retirement in 1991. Since November 1993, he has been retained as a consultant for Emerson Radio Corp., NUWAVE Technologies Inc., a distributor of video enhancement chips, Home Holdings, Inc., an insurance holding company, and GFTA, a German software developer. He has served as a director of numerous companies, including Orion Pictures Corporation and Webcraft Technologies, Inc., and currently serves as a director of Emerson Radio Corp., ICH Corp., Modernfold, Inc., a manufacturer of movable walls, and GFTA.

     Frank Stillo, has been a director of the Company since August 1997 and currently serves as Chairman of the Audit Committee. He has been active in the printing industry since 1950 and co-founded his own printing company in 1968. Since 1989, Mr. Stillo has been the Chairman and Chief Executive Officer of Sandy Alexander, Inc., a printing company and Chief Executive Officer of MGA Printing Co., a subsidiary of Sandy Alexander, Inc. and has served as its President since 1981. Mr. Stillo also currently serves as the President of The Metropolitan Lithographers Association, a director of Web Offset ASS-PIA and a trustee of ALA-S&A Fund and Pension Fund.

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

     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who beneficially own more than ten percent (10%) of the Company's common stock (the "Common Stock") (collectively, the "Reporting Persons") to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Reporting Persons are required to furnish the Company with copies of all such reports. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and certain representations of the Reporting Persons, the Company believes that during the 2000 fiscal year all of the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid or accrued by the Company for the 2000 fiscal year with respect to (a) the Company's Chief Executive Officer and (b) each of the four most highly compensated executive officers, other than the Chief Executive Officer, of the Company at June 30, 2000, whose salary and bonus from the Company in the 2000 fiscal year exceeded $100,000 (collectively, the "Named Executive Officers"):


                                                                                       Long Term
                                        Annual Compensation                          Compensation
                                -------------------------------------    --------------------------------------

                                                                                                Number of
                                                                           Other Annual         Securities
     Name and Principal                                                    Compensation         Underlying           All Other
     Position                    Year        Salary           Bonus           (1)(2)           Options (3)         Compensation
----------------------------    -------     ----------      ----------    ----------------    ---------------     ----------------

Louis H. Siracusano
   Chief Executive Officer,     2000         $200,018          ---                 $2,200          ---            $     28,934(6)
   President and Director       1999          200,018          ---                  2,038          ---            $     27,209(6)
                                1998          191,775         $60,000               3,095          ---            $     26,261(6)

Donald H. Buck
    Vice President              2000         $175,000          ---                 $2,275         25,000                ---
    Transmission and            1999          173,394         $40,000               2,190          ---                  ---
    Distribution Services       1998          173,394          40,000               2,190          ---                  ---

Michael E. Fairbourne
  Vice President -              2000         $110,000          ---                 $1,650         25,000                ---
  Administration , Chief        1999          110,000          ---                  1,809          ---                  ---
  Accounting Officer and        1998          110,000         $27,500               1,913         10,000(5)             ---
  Secretary

Daniel Rosen (4)
  Vice President -              2000         $256,770          ---                 $2,497         40,000                ---
  Post Production,              1999          249,808          ---                  2,883         25,000                ---
  President of Manhattan        1998          190,385         $25,000               1,606          ---                  ---
  Transfer/Edit, Inc.

(1)      The amounts set forth in this column represent  matching  contributions by the  Company  on behalf of the Named  Executive
         Officers  under the Company's 401(k) plan.

(2)      Excludes items, which are, in the aggregate, the lesser of either $50,000 or 10% of the executive's total annual salary and bonus.

(3)      All  options  granted  to the Named  Executive  Officers  represent  options granted under the 1997 Long Term Incentive
         Plan ("1997 Plan").

(4)      Represents compensation from August 27, 1997 to June 30, 1998.

(5)      Does not include  options to acquire 60,000 shares of Common Stock from Messrs.  Siracusano,  Ferolito and Buck at an exercise price of $2.00 per share.

(6)      Includes life and disability insurance paid by the Company.

     Option Grants in Last Fiscal Year

     The following table provides information with respect to the grant of stock options during the 2000 fiscal year to the Named Executive Officers. Only information concerning those Named Executive Officers who received option grants in fiscal 2000 is provided:

                                                                                                          Potential
                                                                                                         Realizable
                                                                                                      Value at Assumed
                              Number of                                                                Annual Rates of
                              Securities         % of Total                                              Stock Price
                              Underlying       Options Granted        Exercise                         Appreciation for
                               Options         to Employees in        Price Per       Expiration        Option Term (2)
Name                          Granted (1)      Fiscal Year 2000       Share ($)          Date            5%($)     10%($)
-------------------------    -------------    ------------------    -------------    ------------    --------------------

Donald H. Buck                 25,000 (3)                 13.33            1.625        10/19/09       $25,550   $64,750

Michael E. Fairbourne          25,000 (4)                 13.33             2.00        11/02/09        31,450    79,675

Daniel Rosen                   40,000 (5)                 21.33            2.625        03/06/00        66,040   167,360

(1) All options granted to the named Executive Officers in the 2000 fiscal year represent options granted under the 1997 plan.

(2) Valuation is based upon the potential realizable dollar value of the option grants with assumed rates of appreciation of 5% and 10% per annum from the date of grant to the end of the option term. These rates are set by the Securities and Exchange Commission and are not intended to forecast possible future appreciation of this Company's stock price.

(3)  Vests on October 20, 2002.

(4)  Vests on November 3, 2002.

(5)  Vests on March 7, 2002.

       Aggregated Option Exercises and Fiscal Year-End Option Value Table

     The following table provides information with respect to the exercise of stock options during the 2000 fiscal year by the Named Executive Officers and the value of unexercised options owned by the Named Executive Officers at June 30, 2000:

                                                                Number of Securities
                               Number of                       Underlying Unexercised          Value of Unexercised
                                Shares                               Options at               In-the-Money Options at
                              Acquired on         Value             June 30, 2000              June 30, 2000(1) (2)
Name                           Exercise          Realized      Exercisable/Unexercisable      Exercisable/Unexercisable
-------------------------    --------------     ----------    --------------------------     --------------------------

Louis H. Siracusano               ---              ---                 0/0                             0/0
Donald H. Buck                    ---              ---                 0/25,000                        0/$84,375
Michael E. Fairbourne             ---              ---            6,666/28,334(3)                $13,732/81,868
Daniel Rosen                      ---              ---           83,333/56,667                    41,149/127,301

(1) The value is based on the excess of the market price of the Common Stock at June 30, 2000 over the exercise price of the unexercised options.

(2) At June 30, 2000, the closing bid price of the Common Stock on the American Stock Exchange was $5.00 per share.

(3) Does not include options to acquire 60,000 shares of Common Stock from Messrs. Siracusano, Ferolito and Buck at an exercise price of $2.00 per share.

Long-Term Incentive Plans - Awards in the Last Fiscal Year

     The following table provides information with respect to each award made to the Named Executive Officers under the Company's long-term incentive plan during the last fiscal year. Only information concerning those Named Executive Officers who received such awards in fiscal 2000 is provided.

                                                                          Number of Shares
                                                                             Underlying
     Name                                                               Options Granted (1)              Vesting Period
---------------------------------------------------------------    ---------------------------    ------------------------

     Donald H. Buck                                                            25,000                  10/19/99-10/20/02
     Michael E. Fairbourne                                                     25,000                  11/02/99-11/03/02
     Daniel Rosen                                                              40,000                  03/06/00-03/07/02


     All options granted to the Named Executive Officers in the 2000 fiscal year represent options granted under the 1997 plan.

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

     The stockholders and directors of the Company adopted a restricted share plan for directors who are not employees of the Company (the "Director Plan"). A total of 50,000 shares of Common Stock is available for issuance under such plan. During fiscal year 2000, 44,000 shares of common stock were awarded; 12,000 to Mr. Elkes and 8,000 each to Mr. Alter, Mr. Irwin, Mr. Steele and Mr. Stillo.

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

     IPL entered into an employment agreement with Daniel Rosen, with a term commencing on May 23, 1994 and ending on May 22, 1997 or twelve months following a notice of termination by either party, whichever is later. Mr. Rosen's contract provided for base compensation of $200,000 per annum and a bonus equal to two percent (2%) of his base salary for each one percent (1%) increase in the profitability of MTE and its subsidiaries compared to the prior year or base year, whichever is higher. Effective as of May 1, 1995, Mr. Rosen's base compensation was increased to $225,000 per annum. Effective as of July 1,1998, Mr. Rosen's base compensation was increased to $250,000 per annum and as of March 16, 2000, Mr. Rosen's base compensation was increased to $270,000 per annum. The agreement further provides that (i) the Compensation Committee may award a discretionary bonus to Mr. Rosen under certain circumstances, (ii) he is entitled to participate in such compensation plans, incentive plans, group life, health, accident, disability and hospitalization insurance plans, pension plans and retirement plans as the Company may make available to its other executive employees, and (iii) upon termination without cause, Mr. Rosen is entitled to receive his annual base compensation and any incentive compensation for the remainder of the originally scheduled term of the agreement. Termination for cause includes termination for breach, nonperformance, fraud or conviction of a felony. Additionally, the agreement provides that Mr. Rosen is entitled to terminate his employment at any time during the six-month period following any "change in control" (as defined in the 1993 Long-Term Incentive Plan) that results in a material diminution in the capacity and terms of his employment. Any such termination will be treated as a termination without cause.

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

     Compensation Committee Interlocks and Insider Participation

     During fiscal year 2000, the members of the Compensation Committee of the Board were Messrs. Steele (Chairman), Stillo and Alter. During such time, none of Messrs. Steele, Stillo and Alter were employees of the Company.

Performance Graph

     The following graph compares the cumulative total stockholder return of the Company's Common Stock with the cumulative total return of the Russell 2000 and a selected peer group index for the period from June 30, 1995 until June 30, 2000, the end of the Company's fiscal year. The selected peer group, which includes companies that are engaged in providing services related to those provided by the Company and have similar market capitalizations, consists of Laser-Pacific Media Corp., Broadview Media, and VDI Multimedia. The peer group has changed since the last proxy due to consolidation in the industry. The graph assumes that the value of the investment in the Common Stock was $100 on June 30, 1995 and that all dividends were reinvested.

                           Video Services Corporation

                           Relative Performance Graph

                        June 30,        June 30,        June 30,        June 30,        June 30,        June 30,
                          1995            1996            1997            1998            1999            2000
                       ---------       ---------       ---------       ---------       ---------       ---------
Video Services Corp.    $ 100.00        $  69.57        $  59.65        $  60.87        $  37.04        $  53.22
Peer Group              $ 100.00        $  90.18        $ 114.11        $  60.20        $ 149.56        $ 127.96
Russell 2000            $ 100.00        $ 133.14        $ 141.27        $ 166.19        $ 161.14        $ 181.40


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock at August 22, 2000 by (a) all persons known by the Company who own beneficially more than five percent (5%) of the outstanding Common Stock, (b) each Director of the Company, (c) each of the Named Executive Officers and (d) all Directors and Named Executive Officers of the Company as a group. Unless otherwise indicated, each of the persons or entities listed below exercises sole voting and investment power over the shares that each of them beneficially owns:

Name                                                                          Common Stock            Percent of Class
----------------------------------------------------------------------    ----------------------    ---------------------

5% Beneficial Owners:

Liberty Media Corporation                                                   9,534,269 (1)             71.80%

The Equitable Companies Incorporated, The Equitable Life
Assurance Society of the United States, Equitable Deal Flow Fund,
L.P. and Equitable Capital Management Corporation................           2,263,081 (2)             17.00%

Sandler Capital Management, Sandler
Associates and J.K. Media L.P....................................           2,270,500 (3)             17.06%

Arnold P. Ferolito...............................................           2,959,582 (4)(14)         22.23%

Directors:

Robert H. Alter..................................................           21,000                        *

Terrence A. Elkes................................................           470,012 (5)                3.53%

Martin Irwin.....................................................           276,417 (6)                2.08%

Louis H. Siracusano..............................................           3,152,982 (4)(11(12)      23.69%

Raymond L. Steele................................................           25,000                        *

Frank Stillo.....................................................           37,000 (8)                    *

Named Executive Officers:

Donald H. Buck...................................................           548,681 (4)(12)(13)        4.12%

Michael E. Fairbourne............................................           95,000 (9)                    *

Daniel Rosen.....................................................           155,000 (10)                  *


All Directors and Named Executive Officers as a group,
consisting of 9 persons..........................................           4,711,864                 35.40%

     * Less than 1%.

(1) By virtue of the execution of the voting agreement, described herein, Liberty Media Corporation is deemed to be the beneficial owner of each share of the Company's common stock controlled by Arnold P. Ferolito, Louis
     H. Siracusano, Sandler Capital Management, Donald H Buck, Sandler Associates, Theresa Siracusano, Terrence A. Elkes, Kenneth Gorman, J.K. Media L.P. and Carole Buck. In the voting agreement, these stockholders agreed with Liberty to vote their shares of the Company's common stock in favor of the merger agreement, among the Company, AT&T Corp., and Liberty Media Corporation, the merger and the other transactions contemplated by the merger agreement for which a stockholder vote is required and against any alternative acquisition of the Company. Their shares consist of shares personally owned by them and shares contained in certain trusts over which they act as trustees. However, these stockholders do not have to vote their shares in favor of the merger agreement, the merger and the other transactions contemplated by the merger agreement and against any alternative transaction (a) if without the consent of the stockholder, the merger agreement is amended and such amendment materially changes the consideration to be received by the Company's stockholders in the merger or
     (b) at any time following 90 days after the termination of the merger agreement for any reason.

(2) Based on Amendment No.2 dated March 6, 2000 to Schedule 13D filed on November 8, 1996, and Amendment No. 1 to the Schedule 13D filed with the Securities and Exchange Commission on July 8, 1997. The business address of AXA Financial, Inc. ("AXF"), The Equitable Life Assurance Society of the United States ("ELAS"), Equitable Deal Flow Fund, L.P. ("EDFF") and ECMC, LLC ("ECMC") is 1290 Avenue of the Americas, New York, New York. ELAS is an indirect wholly owned subsidiary of AXF and is the general partner of the general partner of EDFF. ECMC is the investment manager of EDFF. EDFF is the holder of record of 1,443,082 shares of Common Stock and ELAS is the holder of record of 819,999 shares of Common Stock. ELAS also beneficially owns indirectly the 1,443,082 shares held by EDFF through its control of EDFF. Because of its indirect ownership of ELAS, AXF may be deemed to beneficially own indirectly the 2,263,081 shares of Common Stock held by ELAS and EDFF. Certain other persons and entities (AXA Assurances I.A.R.D. Mutuelle; AXA Assurances Vie Mutuelle; AXA Conseil Vie Assurance Mutuelle; AXA Courtage Assurance Mutuelle; Finaxa; AXA; Claude Bebear, Patrice Garnier and Henri de Clermont-Tonnerre) may also be deemed to beneficially own indirectly such 2,263,081 shares because of their relationships to AXF; however, all of these parties expressly disclaim any beneficial ownership of these shares. As of March 1, 2000, 60.3% of the common stock of AXF was owned by AXA, a French holding company for an international group of insurance and related financial services companies.

(3) Based on Form 4 filed October 15, 1999. The Reporting Persons include Sandler Capital Management, a registered investment adviser and a New York general partnership ("SCM"), and Harvey Sandler, John Kornreich, Michael Marocco, Andrew Sandler, Hannah Stone, Douglas Schimmel and David Lee (each an "Individual", and collectively, the "Individuals"). Includes 1,150,000 shares of Common Stock, in the aggregate, owned by 21st Century Communications Partners, L.P., 21st Century Communications T-E Partners, L.P. and 21st Century Communications Foreign Partners, L.P., each of which is a Delaware limited partnership (collectively, the "Partnerships"). Each Individual controls a corporation that serves as a general partner of SCM, which is a general partner of one of the general partners of each of the Partnerships. Includes 569,000 shares of Common Stock held by accounts managed by SCM, and 411,000 shares of Common Stock owned by Sandler Associates, a New York limited partnership (each Individual is a general partner of Sandler Associates). For John Kornreich, also includes 140,500 shares of Common Stock owned by J.K. Media L.P., a New York limited partnership, controlled by Mr. Kornreich. The business address of these entities is 767 Fifth Avenue, New York, New York 10153. Each Reporting Person disclaims beneficial ownership of the shares held by SCM, the Partnerships and Sandler Associates, except to the extent of the Reporting Person's pecuniary interest therein. Mr. Kornreich also disclaims beneficial ownership of the shares held by J.K. Media L.P., except to the extent of his pecuniary interest therein.

(4) Mr. Irwin has an option to purchase 36,540, 36,540 and 1,920 of Messrs. Siracusano's, Ferolito's and Buck's shares, respectively. See footnote (7). Mr. Fairbourne has an option to purchase 29,232, 29,232 and 1,536 of Messrs. Siracusano's, Ferolito's and Buck's shares, respectively. See footnote (9).

(5) Includes 10,000 shares owned by Mr. Elkes' children. Mr. Elkes disclaims beneficial ownership of all such shares.

(6)  Includes  options to purchase 120,000 shares of Common Stock granted to Mr.
     Irwin  under  the  1993   Long-Term   Incentive  Plan  (the  "1993  Plan"),
     exercisable at prices ranging from $4.00 to $6.00 per share.

(7) Includes options to purchase an aggregate of 75,000 shares of Common Stock at an exercise price of $0.75 per share granted by Messrs. Siracusano, Ferolito and Buck.

(8) Includes 24,000 shares of Common Stock owned by the Frank Stillo Children's Trust, of which Mr. Stillo's wife is the trustee. Mr. Stillo disclaims beneficial ownership of such shares.

(9) Includes options granted in June 1997 to purchase 60,000 shares of Common Stock from Messrs. Siracusano, Ferolito and Buck at an exercise price of $2.00 per share. Includes options to purchase 35,000 shares of Common Stock granted to Mr. Fairbourne under the 1997 Plan, exercisable at prices ranging from $2.00 to $2.94 per share.

(10) Includes (i) options to purchase 75,000 shares of Common Stock granted to Mr. Rosen under the 1993 Plan, exercisable at prices ranging from $4.00 to $6.00 per share, and (ii) shares of Common Stock owned by Mr. Rosen's son and the Ned Rosen Trust, of which Mr. Rosen is the trustee, in the amounts of 5,000 and 5,000, respectively. Mr. Rosen disclaims beneficial ownership of all shares of Common Stock owned by his son and the Ned Rosen Trust also includes options to purchase 65,000 shares of Common Stock granted to Mr. Rosen under the 1997 Plan, exercisable at prices ranging from $2.625to $3.0625 per share.

(11) Includes (i) 39,990 shares of Common Stock transferred by Mr. Siracusano to seven trusts for the benefit of his family members on September 25, 1998,
     (ii) 5,000 shares of Common Stock transferred by Mr. Siracusano to two trusts for the benefit of his family members on December 28,1998, (iii) 300,000 shares of Common Stock transferred by Mr. Siracusano to his wife on March 2, 1999, (iv) 39,500 shares of Common Stock transferred by Mr. Siracusano to five trusts for the benefit of his family members on November 1, 1999, (v) 22,000 shares of Common Stock transferred by Mr. Siracusano to six trusts for the benefit of his family members on December 6, 1999, (vi) 32,600 shares of Common Stock transferred by Mr. Siracusano to six trusts for the benefit of his family members on February 10, 2000 and (iv) 300,000 shares of Common Stock transferred by Mr. Siracusano to the Sano Foundation [a charitable foundation] on July 5, 2000. Mr. Siracusano did not retain voting power, investment power or other control of or interest in the 439,090 shares of Common Stock, but is a trustee of the Sano Foundation.

(12) Includes options to various employees, directors, consultants and independent contractors to purchase 248,472, 248,472 and 13,056 of Messrs. Siracusano's, Ferolito's and Buck's shares, respectively, exercisable at prices ranging from $0.25 to $6.00 per share.

(13) Includes 85,000 shares of Common Stock transferred by Mr. Buck to his wife on March 22, 1999. Mr. Buck did not retain voting power, investment power or other control of or interest in the 85,000 shares of Common Stock also includes options granted in October 1999 to purchase 25,000 shares of Common Stock granted to Mr. Buck under the 1997 Long-Term Incentive Plan Exercisable at $1.625 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

     The Company leases a building from an entity owned by certain principal stockholders of the Company, one of whom is Mr. Siracusano, under a lease accounted for as an operating lease. The rental expense under the lease for the fiscal year 2000 amounted to $238,000.

     The Company agreed to provide office services to certain former subsidiaries of Old Video which are owned by Messrs. Siracusano, Ferolito and Buck following the Merger for a monthly fee of $1,000. The fee for the fiscal year 2000 amounted to $12,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The consolidated financial statements, related notes thereto and report of independent auditors required by Item 8 begin at page F-1 herein.

     (2) The financial statement schedule appears on page F-27 herein.

     (3) Exhibits:

                                    Exhibits
Exhibit Number

3.1 Certificate of incorporation of the Company (incorporated by reference to the exhibit of the same number contained in the Company's annual report on form 10-K for the fiscal year ended July 31, 1997).
3.2+ By-Laws of the Company.
4.1 Form of 4% Convertible Subordinated Note of the Company (incorporated by reference to the exhibit of the same number contained in the Company's Current Report on Form 8-K, dated May 18, 1995).
10.1(M)Form of International Post Group Inc. Long-term  Incentive Plan, together with form of International Post Group Inc. Stock Option Agreement. (incorporated by reference to the exhibit 10.4 contained in Amendment No. 4 of Video's (formerly IPL's) Registration Statement on Form S-1 (the "Registration Statement, filed with the Securities and Exchange Commission (the "SEC") on February 4, 1994.)
10.2(M)  Form of  International  Post  Group  Inc.  Restricted  Share  Plan  for
     Directors, together with form of Restricted Share Agreement. (incorporated by reference to the exhibit 10.5 contained in Amendment No. 4 of Video's (formerly IPL's) Registration Statement on Form S-1 (the "Registration Statement"), filed with the Securities and Exchange Commission (the "SEC") on February 4, 1994.)
10.3 Form of Lease Agreements between Audio Plus Video and L.I.M.A. Partners. ( incorporated by reference to the exhibit 10.7 contained in Amendment No. 3 to Video's (formerly IPL's) Registration Statement filed with the SEC on January 10, 1994.)
10.4 Lease Agreements, dated as of June 30, 1993, between MTE Co. and Nineteen New York Properties Limited Partnership. (incorporated by reference to exhibit 10.9 contained in Amendment No. 1 to Video's (formerly IPL's) Registration Statement filed with the SEC on October 21, 1993.)
10.5(M) Form of Stock  Option  Agreement  between  the  Company  and  Jeffrey J.
     Kaplan. (incorporated by reference to the exhibit 10.23 contained in Amendment No. 3 to Video's (formerly IPL's) Registration Statement filed with the SEC on January 10, 1994.)
10.6(M) Employment Agreement dated as of April 21, 1994, between the Company and
     Daniel Rosen. (incorporated by reference to the exhibit 10.32 contained in Video's (formerly IPL's) Annual Report on Form 10-K for the fiscal year ended July 31, 1994.)
10.7(M) Stock Option Agreement,  dated as of April 21, 1994, between the Company and Daniel Rosen. (incorporated by reference to the exhibit 10.33 contained in Video's (formerly IPL's) Annual report on Form 10-K for the fiscal year ended July 31, 1994.)
10.8(M) Consulting Agreement,  dated February 15, 1997, by and among the Company and Jeffrey J. Kaplan (incorporated by reference to exhibit number 10. 12 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1997).
10.09(M) Employment  Agreement,  dated as of August 26, 1997, by and between the
     Company and Louis H. Siracusano (incorporated by reference to exhibit 10.72 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997).
10.10(M) Employment  Agreement,  dated as of August 26, 1997, by and between the
     Company and Donald H. Buck (incorporated by reference to exhibit 10.73 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997).
10.11Losses  Escrow  Agreement,  dated as of  August  26,  1997 by and among the company, Louis H. Siracusano, Donald H. Buck, Arnold P. Ferolito and IBJ Schroder Bank & Trust Company (incorporated by reference to exhibit 10.74 contained in the Company's Annual Report on Form 10-K for the fiscal year July 31, 1997).
10.12(M) Agreement,  dated as of August 26, 1997, by and between the Company and
     Martin Irwin (incorporated by reference to exhibit 10.75 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31,
     1997).
10.13Engagement  Letter,  dated August 13, 1999,  by and between the Company and
     Lazard Freres & Co., LLC (incorporated by reference to exhibit 10.62 contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).
10.14(M) Form of Video  Services  Corporation  1997  Long  Term  Incentive  Plan
     (incorporated by reference to exhibit number 4.1 contained in the Company's current report on Form S-8, dated July 27, 1999).
10.15(M) Form of Video Services  Corporation  1999  Non-Employee  Director Stock
     Plan (incorporated by reference to exhibit 4.2 contained in the Company's current report on Form S-8, dated July 27, 1999).
10.16Credit  Agreement  dated  June  30,  2000,  by  and  among  Video  Services
     Corporation and General Electric Capital Corporation as Term Agent and Administrative Agent and KeyBank National Association as Revolver Agent.
10.17Amendment No.1 dated June 30, 2000 to the Credit  Agreement  dated June 30,
     2000 by and among the Company, the Lenders party thereto and General Electric Capital Corporation, as the Term Agent and Administrative Agent.
21.1 Subsidiaries of the Company.
23   Consent of Ernst & Young LLP.
27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed.
99.1 Merger Agreement dated July 25, 2000 by and among AT&T Corp., E-Group Merger Corp., Liberty Media Corporation and Video Services Corporation (incorporated by reference to exhibit 99.1 contained in the Company's Form 8-K, dated August 4, 2000).
99.2 Voting Agreement dated July 25, 2000 by and among Liberty Media Corporation, Arnold P. Ferolito, Louis H. Siracusano, Theresa Siracusano, Donald H. Buck, Carole Buck, Terrence A. Elkes, Kenneth Gorman, Sandler Associates, Sandler Capital Management and J.K. Media L.P. (incorporated by reference to exhibit 99.1 contained in the Company's Form 8-K, dated August 4, 2000).
-----------------
+ Incorporated by reference to the exhibit of the same number contained in Amendment No. 1 to IPL's Registration Statement filed with the SEC on October 21, 1993.

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

Date: August 25, 2000            VIDEO SERVICES CORPORATION,

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

Name and Signature           Title                                       Date

/s/ Louis H. Siracusano      President, Chief Executive Officer          8/25/00
Louis H. Siracusano          and Director (Principal Executive
                             Officer)

/s/ Michael E. Fairbourne    Vice President-Administration               8/25/00
Michael E. Fairbourne        (Chief Accounting Officer)


/s/ Terrence A. Elkes        Chairman of the Board of Directors          8/25/00
Terrence A. Elkes


/s/ Robert H. Alter          Director                                    8/25/00
Robert H. Alter


/s/ Martin Irwin             Director                                    8/25/00
Martin Irwin


/s/ Frank Stillo             Director                                    8/25/00
Frank Stillo


/s/ Raymond L. Steele        Director                                    8/25/00
Raymond L. Steele

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                 Page Number

REPORT OF INDEPENDENT AUDITORS.......................................F-2

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of
June 30, 1999 and 2000...............................................F-3

Consolidated Statements of Operations for the
years ended June 30, 1998, 1999 and 2000.............................F-4

Consolidated Statements of Stockholders'
Equity for the years ended June 30, 1998,
1999 and 2000....................................................... F-5

Consolidated Statements of Cash Flows for the
years ended June 30, 1998, 1999 and 2000.............................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-25





SUPPLEMENTAL SCHEDULE:

II. Valuation and Qualifying Accounts................................F-26









NOTE:

         Schedules other than those referred to above have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Video Services Corporation:

     We have  audited  the  accompanying  consolidated  balance  sheets of Video
Services Corporation and subsidiaries as of June 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Video Services Corporation and subsidiaries as of June 30, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                       /s/ERNST & YOUNG LLP

Stamford, Connecticut
August 18, 2000

                           VIDEO SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      As of June 30, 1999 and June 30, 2000
                 (dollars in thousands, except per share amounts)


                                                                            June 30,                     June 30,
ASSETS                                                                        1999                         2000

                                                                        -----------------             ----------------
Current Assets:
   Cash and cash equivalents                                              $          805                $       3,613
   Accounts receivable, net                                                       14,876                       17,738
   Inventories                                                                       694                        1,290
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                          934                        1,034
   Deferred income taxes                                                           1,300                        1,206
   Prepaid expenses and other current assets                                         685                          994
                                                                        -----------------             ----------------
         Total current assets                                                     19,294                       25,875

Fixed assets, net                                                                 39,589                       34,014
Excess of cost over fair value of net assets acquired, net                        21,858                       20,878
Deferred income taxes                                                              2,950                        2,274
Other assets                                                                       1,627                        2,991
                                                                        -----------------             ----------------
         Total assets                                                     $       85,318                $      86,032
                                                                        =================             ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                  $        9,248                $       8,192
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                                              985                        3,692
   Current portion of long-term debt                                               7,702                        5,534
   Current portion of subordinated debt                                                -                        2,062
   Income taxes payable                                                              691                          193
   Other current liabilities                                                       3,105                        2,964
                                                                        -----------------             ----------------
         Total current liabilities                                                21,731                       22,637

Long-term debt                                                                    36,760                       40,752
Subordinated debt                                                                  5,652                        2,924
Other liabilities                                                                  2,328                        1,468
                                                                        -----------------             ----------------
         Total liabilities                                                        66,471                       67,781
                                                                        -----------------             ----------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock:  $.01 par value - 3,000,000 shares
      authorized; no shares outstanding at June 30, 1999
      and June 30, 2000                                                                -
   Common stock:  $.01 par value, 25,000,000 shares authorized, and 13,264,307 and 13,311,307 shares issued and
      outstanding at June 30, 1999 and June 30, 2000                                 132                          133
   Additional paid-in-capital                                                     21,218                       21,350
   Accumulated deficit                                                            (2,503)                      (3,232)
                                                                        -----------------             ----------------
         Total stockholders' equity                                               18,847                       18,251
                                                                        -----------------             ----------------
         Total liabilities and stockholders' equity                       $       85,318                $      86,032
                                                                        =================             ================

                             See accompanying notes

                           VIDEO SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ended June 30, 1998, 1999 and 2000
                (dollars in thousands, except per share amounts)

                                                                   1998                  1999                   2000
                                                              ---------------        --------------        ---------------
Revenues:
   Sales                                                        $     16,642           $    23,965           $     28,327
   Services                                                           56,353                65,446                 67,821
                                                              ---------------        --------------        ---------------
                                                                      72,995                89,411                 96,148
Costs:
   Sales                                                              12,537                20,060                 23,891
   Services                                                           28,638                36,841                 37,602
                                                              ---------------        --------------        ---------------
                                                                      41,175                56,901                 61,493
Depreciation                                                           7,109                 8,743                  9,265
                                                              ---------------        --------------        ---------------
Gross profit                                                          24,711                23,767                 25,390

Selling, general and administrative expenses                          17,170                20,205                 20,201
Merger related costs                                                       -                   331                      -
Amortization                                                             849                 1,093                  1,200
                                                              ---------------        --------------        ---------------
Operating income                                                       6,692                 2,138                  3,989

Other income (expense):
      Interest expense                                                (3,619)               (4,149)                (4,814)

      Interest and other income                                          217                    53                    557
                                                              ---------------        --------------        ---------------
Income (loss) before income taxes, discontinued
      operations and extraordinary gain                                3,290                (1,958)                  (268)
Income tax expense (benefit)                                           1,591                   (58)                   843
                                                              ---------------        --------------        ---------------
Income (loss) before discontinued operations and
      extraordinary gain                                               1,699                (1,900)                (1,111)

Discontinued operations:
      Loss from operations of the Consulting Services
      segment (less applicable income tax benefit of $73)              (140)                     -                      -
      Estimated loss on disposal of Consulting Services
      segment (less applicable income tax benefit of $1,147)          (1,720)                    -                      -

Extraordinary gain (less applicable income tax
      expense of $254)                                                     -                     -                    382
                                                              ---------------        --------------        ---------------
Net loss                                                        $       (161)          $    (1,900)          $       (729)
                                                              ===============        ==============        ===============
Earnings per share:
   Basic and Diluted:
      Income (loss) before discontinued operations and
       extraordinary gain                                       $       0.14           $     (0.14)                 (0.08)
      Loss from discontinued operations                                (0.15)                    -                      -
      Extraordinary gain                                                   -                     -                   0.03
                                                              ---------------        --------------        ---------------
      Net loss                                                  $      (0.01)          $     (0.14)          $      (0.05)
                                                              ===============        ==============        ===============
Weighted average number of shares outstanding for basic
   and diluted earnings per share                                 12,276,278            13,264,307             13,291,649
                                                              ===============        ==============        ===============

                             See accompanying notes

                           VIDEO SERVICES CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                For the years ended June 30, 1998, 1999 and 2000
                             (dollars in thousands)


                                            Common             Common
                                             Stock             Stock             Paid-In         Accumulated
                                            Shares             Amount            Capital           Deficit              Total
                                         --------------     -------------     --------------    ---------------     --------------


Balance at June 30, 1997                     2,678,162        $      103        $       419       $      2,211        $     2,733

Merger with IPL                             10,560,145                29             21,766                  -             21,795

Contribution of real estate affiliates               -                 -             (1,263)                 -             (1,263)

Issuance of stock options                            -                 -                199                  -                199

Non cash dividend to shareholders                    -                 -                  -             (2,653)            (2,653)

Stock related compensation                      26,000                 -                 75                  -                 75

Net loss                                             -                 -                  -               (161)              (161)
                                         --------------     -------------     --------------    ---------------     --------------
Balance at June 30, 1998                    13,264,307               132             21,196               (603)            20,725

Issuance of independent contractors                  -                 -                 22                  -                 22

Net loss                                             -                 -                  -             (1,900)            (1,900)
                                         --------------     -------------     --------------    ---------------     --------------
Balance at June 30, 1999                    13,264,307               132             21,218             (2,503)            18,847

Stock related compensation                      44,000                 1                123                  -                124

Exercised stock options                          3,000                 -                  9                                     9
                                                                                                             -
Net loss                                             -                 -                  -               (729)              (729)
                                         --------------     -------------     --------------    ---------------     --------------
Balance at June 30, 2000                    13,311,307        $      133        $    21,350       $     (3,232)       $     18,251
                                         ==============     =============     ==============    ===============     ==============







                             See accompanying notes

                           VIDEO SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended June 30, 1998, 1999 and 2000
                             (dollars in thousands)


                                                                             1998                   1999                   2000
                                                                        ---------------        ---------------       ---------------

Operating Activities
Net loss                                                                  $       (161)          $     (1,900)         $       (729)
Adjustments to reconcile net loss to net cash provided
 by continuing operations:
    Depreciation                                                                 7,109                  8,743                 9,265
    Amortization                                                                   849                  1,093                 1,200
    Issuance of compensatory stock and options                                      75                     22                   124
    Loss on disposal of discontinued operations                                    481                      -                     -
    Gain on settlement of subordinated debt                                          -                      -                 (636)
    Loss (gain) on sale of fixed assets                                           (164)                  (112)                 (471)
    Deferred income taxes                                                          537                 (1,048)                  770
    Provision for bad debts                                                        166                     67                   371
    (Increase) decrease in operating assets:
      Accounts receivable                                                        1,156                   (751)               (3,233)
      Inventories                                                                  107                    389                  (596)
      Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                       176                   (747)                 (100)
      Prepaid expenses and other assets                                            (42)                   169                (1,406)
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses                                     (7,656)                   805                (1,777)
      Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                     2,828                 (2,305)                2,707
      Income taxes payable                                                           -                    (17)                 (498)
      Other liabilities                                                           (314)                (1,857)                 (866)
                                                                        ---------------        ---------------       ---------------
Net cash provided by operating activities                                        5,147                  2,551                 4,125


Investing Activities
Additions to fixed assets                                                       (6,448)               (11,619)               (4,459)
Proceeds from sales of fixed assets                                                168                    280                 1,483
                                                                        ---------------        ---------------       ---------------
Net cash used for investing activities                                          (6,280)               (11,339)               (2,976)


Financing Activities
Increase in subordinated debt                                                      158                    210                   136
Repayments of subordinated debt                                                      -                      -                  (310)
Proceeds from long-term borrowings                                              54,561                 25,569                53,282
Repayment of borrowings                                                        (52,484)               (17,678)              (51,458)
Proceeds from exercised stock options                                                -                      -                     9
                                                                        ---------------        ---------------       ---------------
Net cash provided by financing activities                                        2,235                  8,101                 1,659

Net increase (decrease) in cash                                                  1,102                   (687)                2,808
Cash and cash equivalents, beginning of period                                     390                  1,492                   805
                                                                        ---------------        ---------------       ---------------
Cash and cash equivalents, end of period                                  $      1,492           $        805         $       3,613
                                                                        ===============        ===============       ===============




                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          As of June 30, 1999 and 2000
              and for the years ended June 30, 1998, 1999 and 2000
                (dollars in thousands, except per share amounts)

Note 1 - Basis of and Presentation
     Video Services Corporation and its subsidiaries (collectively, the "Company"), is a leading provider of value-added video services to a diverse base of customers within the television network, cable and syndicated programming markets. These services are divided into three segments: (i) Satellite and Distribution Services, (ii) Systems and Products and (iii) Production Services (see Note 11 to the consolidated financial statements). The Satellite and Distribution Services segment integrates and distributes broadcast quality video content via a satellite and fiber optic transmission network routed through its digital/analog switching center and is an international provider of multi-format technical and distribution services to distributors of video programming. The Systems and Products segment designs, engineers and produces advanced video facilities for the broadcast and cable television, post-production, Internet and corporate markets. This segment also develops, manufactures and markets advanced color correcting and manipulation systems for the film, post-production and multimedia industries and rents professional video equipment to the sports, entertainment and other segments of the broadcast and cable television and corporate markets. The Production Services segment is an international provider of technical and creative services to owners and producers of television programming, television advertising and other programming content and the emerging Internet graphics and video market.

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

     As part of the Merger, the Company made a strategic evaluation of facilities and personnel requirements and determined that certain IPL facilities would be closed with the equipment being consolidated into other facilities and determined that certain IPL personnel would be redundant. Accordingly, the Company recorded a reserve for severance costs of $1,426 and lease related costs of $993 as of August 27, 1997. The balance of the liability was $915 and $418 at June 30, 1999 and June 30, 2000, respectively. The Company has made payments of $890 and $497 against the reserve in fiscal 1999 and 2000, respectively. At June 30, 2000 it was estimated that approximately $80 of such expenditures would be made in fiscal 2001, and $338 in fiscal 2002. The Company anticipates that funding for these amounts will be provided by operations.

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

     The following presents the combined pro forma results of operations for the year ended June 30, 1998, as if the Merger and Contribution had occurred as of July 1, 1997. The unaudited combined pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had IPL and Old Video actually combined during the periods presented or of future results of operations of the combined operations.

                (dollars in thousands, except per share amounts)

                                                                    1998
                                                              ---------------
     Revenues......................................               $  80,386
     Income from continuing operations.............                   1,743
     Income from continuing operations per share...                    0.13
     Net loss......................................                    (176)
     Net loss per share............................               $   (0.01)

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

Revenue Recognition

     Revenue from services (except editorial) is recorded upon the completion of services for the customer. Revenue for editorial services is recorded as services are provided to customers on a percentage-of-completion method. Revenue from the sales of equipment is recorded at the time of shipment of equipment. Revenue from long-term contracts is recognized under the percentage-of-completion method, under which method the Company recognizes revenues based on the ratio that incurred costs bear to estimated total completion costs. Provision is made currently for estimated losses, if any, on uncompleted contracts.

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

                  Machinery and equipment.....................3-12 years
                  Equipment held for rental...................3- 7 years
                  Furniture and fixtures......................3-10 years
                  Leasehold improvements......................1-14 years
                  Transportation equipment....................3- 5 years

     Repairs and maintenance are charged to expense as incurred. Expenditures that result in the enhancement of the value of the facilities involved are treated as additions to property and equipment. Cost of property and equipment disposed of and accumulated depreciation thereon are removed from the related accounts, and gain or loss, if any, is recognized.

Excess Of Cost Over Net Assets Acquired

      The excess of cost over net assets acquired is amortized on a straight-line basis principally over 25 years. Amortization expense for the years ended June 30, 1998, 1999 and 2000 was $742, $984 and $980, respectively. Accumulated amortization at June 30, 1999 and 2000 was $1,843 and $2,823, respectively. The Company periodically evaluates the carrying value of intangible assets by relating the estimated cash flows of the underlying businesses. An impairment loss may be recognized if the expected cash flow is less than book value.

Advertising

      The Company expenses advertising costs as incurred. Advertising expense was $310, $406, and $319 for the years ended June 30, 1998, 1999 and 2000, respectively.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Long-Lived Assets
      Long-lived assets, including the excess of cost over net assets acquired are reviewed for impairment whenever events or circumstances indicate that the assets undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated based upon the present value of expected future cash flows.

Cash and Cash Equivalents

      The Company considers cash and cash equivalents to include all highly liquid investments with a maturity of three months or less at the date of purchase.

     Cash equivalents of $35 at June 30, 1999 were used to collateralize a standby letter of credit, related to an operating lease.

Financial Instruments

      The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to the short maturity of these items. The carrying amount of the amounts due under the senior secured term loan, line of credit and secondary collateral institutional loans approximate fair value because the interest rates vary with market interest rates. The carrying amount of long-term debt which have no quoted market price, is estimated by discounting projected future cash flows using the Company's incremental borrowing rate.

     In August 1997, the Company entered into an interest-rate swap agreement to modify the interest characteristics of its outstanding debt, which has subsequently been cancelled pursuant to a refinancing in June 2000 (see Note 9). The interest-rate swap agreement was designated with all or a portion of the principal balance and term of a specific debt obligation. This agreement involved the exchange of amounts based on a variable interest rate for amounts based on fixed interest rate over the life of the agreement without an exchange of the notional amount upon which the payments were based. The differential to be paid or received as interest rates change was accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to or receivable from the counterparty was included in other liabilities or assets. The fair value of the swap agreement and changes in the fair value as a result of changes in market interest rates were not recognized in the financial statements. The fair value was the amount at which the swap agreement could be settled based on quotes provided by the counterparty.

     Gains and losses on terminations of interest-rate swap agreements were deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. Upon the early extinguishment of the designated debt obligation, the realized gain from the swap was recognized in income.

     The following table presents the carrying amounts and estimated fair values of material financial instruments used by the Company in the normal course of its business.

                                                                              1999                              2000
                                                           Carrying           Fair          Carrying           Fair
                                                            Amount           Value           Amount           Value
                                                        ---------------- ---------------- --------------- ----------------
             Long-term debt.........................        $   44,462       $   44,476       $  46,286       $   46,286
             Off - balance sheet financial instruments:
                Unrealized loss on swap agreement...        $      ---       $     (398)      $     ---       $      ---

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

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

Supplemental Statement of Cash Flow Information

                                                                   1998            1999          2000
                                                               -----------     -----------   -----------
Amounts paid for:


     Interest.....................................              $    3,325      $    3,733    $    4,649
                                                               -----------     -----------    -----------
     Income taxes.................................              $      420      $      746    $    1,172
                                                               -----------     -----------    -----------
Non-cash transactions:
Investing-
     Contribution of real estate affiliates
     Asset acquired...............................              $    3,801
                                                               -----------
     Liabilities assumed..........................              $    5,064
                                                               -----------
     Merger with and into International Post Limited
     Asset acquired...............................              $  43,677
                                                               -----------
     Liabilities assumed..........................              $  38,932
                                                               -----------
Financing-
    Non cash dividend to shareholders.............              $    2,653
                                                               -----------
    Equipment acquired under capital lease obligations                          $      265
                                                                               -----------

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter. The Company expects to adopt the new Statement effective July 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company at June 30, 2000, does not have any derivatives, accordingly this Statement would have no effect. However, the current debt agreements do require the Company to fix a portion of its term debt interest rate no later than December 1, 2000.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure related to revenue recognition policies. In June 2000, the SEC delayed the implementation of this Staff Accounting Bulletin until no later than the fourth quarter of 2000. At this time, the Company is still assessing the impact of SAB 101 on its financial position and results of operations.

Note 3 - Accounts Receivable

                                                                          June 30,               June 30,
                                                                            1999                   2000
                                                                     -------------------    -------------------
Accounts receivable, trade..................................           $       13,750         $       13,812
Contracts receivable billed:
     Uncompleted contracts..................................                      702                  4,217
     Completed contracts....................................                    1,453                    643
                                                                     -------------------    -------------------
                                                                               15,905                 18,672
Less:  Allowance for doubtful accounts
           and volume discounts ............................                    1,029                    934
                                                                     -------------------    -------------------
                                                                       $       14,876         $       17,738
                                                                     ===================    ===================


Note 4 - Inventories

Inventories are summarized as follows:

                                                                          June 30,               June 30,
                                                                            1999                   2000
                                                                     -------------------    -------------------
System components and equipment, net of
  obsolescence allowance of $676 and $612...................           $          355         $          823
Tape stock..................................................                      339                    467
                                                                     -------------------    -------------------
                                                                       $          694         $        1,290
                                                                     ===================    ===================

                                   F-12

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 5 - Costs and Estimated Earnings on Uncompleted Contracts

                                                                          June 30,               June 30,
                                                                            1999                   2000
                                                                     -------------------    -------------------
Costs incurred on uncompleted contracts to date.............           $        7,808         $       13,678
Estimated earnings to date..................................                    1,483                  2,314
                                                                     -------------------    -------------------
                                                                                9,291                 15,992
Less:  billings to date.....................................                    9,342                 18,650
                                                                     -------------------    -------------------
Billings in excess of costs and estimated
  earnings on uncompleted contracts.........................           $          (51)        $       (2,658)
                                                                     ===================    ===================

Included in accompanying balance sheets under the following captions:

                                                                          June 30,               June 30,
                                                                            1999                   2000
                                                                     -------------------    -------------------
Costs and estimated earnings in excess of
  billings on uncompleted contracts.........................           $          934         $        1,034
Billings in excess of costs and estimated
  earnings on uncompleted contracts.........................                     (985)                (3,692)
                                                                     -------------------    -------------------
                                                                       $          (51)        $      ( 2,658)
                                                                     ===================    ===================

Note 6 - Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

                                                                          June 30,               June 30,
                                                                            1999                   2000
                                                                     -------------------    -------------------
Prepaid expenses............................................           $          413         $          705
Other.......................................................                      272                    289
                                                                     -------------------    -------------------
                                                                       $          685         $          994
                                                                   ===================    ===================

Note 7 - Fixed Assets
Fixed assets, at cost, summarized by major categories consist of the following:

                                                                          June 30,               June 30,
                                                                            1999                   2000
                                                                     -------------------    -------------------
Machinery and equipment.....................................           $       44,482         $       39,426
Leasehold improvements......................................                   12,389                 12,021
Furniture and fixtures......................................                    2,222                  2,207
Transportation equipment....................................                      270                    254
Building....................................................                    2,199                  2,199
Land........................................................                    1,967                  1,967
Equipment under capital lease...............................                    5,256                 10,639
                                                                     -------------------    -------------------
                                                                               68,785                 68,713
Less:  accumulated depreciation, including
           accumulated amortization for
           equipment under capital lease................                       29,196                 34,699
                                                                     -------------------    -------------------
                                                                       $       39,589         $       34,014
                                                                     ===================    ===================

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 8 - Other Current Liabilities

Other current liabilities consist of the following:

                                                                          June 30,               June 30,
                                                                            1999                   2000
                                                                     -------------------    -------------------
Wages payable...............................................           $        1,883         $        1,698
Other.......................................................                    1,222                  1,266
                                                                     -------------------    -------------------
                                                                       $        3,105         $        2,964
                                                                     ===================    ===================

Note 9 - Long-Term Debt

                                                                          June 30,               June 30,
                                                                            1999                   2000
                                                                     -------------------    -------------------
Senior secured term loan ...................................           $       25,250         $          ---
Senior secured Term Loan A..................................                                          15,000
Senior secured Term Loan B..................................                                          15,000
Secondary Collateral Institutional Loan                                           ---                  5,000
Senior secured revolving credit loan........................                   12,700                  3,642
Mortgages payable to credit institution bearing interest at
 8.95% - prime (7.75% at June 30, 1999) plus 1%,
 collateralized by fixed assets with net book value at $2,395                   2,209                    ---
Capitalized lease obligations...............................                    4,303                  7,644
                                                                     -------------------    -------------------
                                                                               44,462                 46,286
Less:  current maturities...................................                    7,702                  5,534
                                                                     -------------------    -------------------
                                                                       $       36,760         $       40,752
                                                                     ===================    ===================

     Senior Secured Long-Term Debt - The Company refinanced its long-term indebtedness, including mortgage payables and lines of credit (excluding existing capital lease obligations), with a $55,000 credit facility comprised of a $15,000 revolving line of credit, term loans totaling $30,000 and Secondary Collateral Institutional Loans ("SCIL") totaling $10,000. General Electric Capital Corporation ("GE Capital"), is Term Agent and Administrative Agent under the credit agreement and KeyBank National Association ("KeyBank"), is revolver agent. The revolving line of credit bears interest at LIBOR (London Interbank Offered Rate) plus 3.25 basis points. Term Loan A bears interest at the lenders' prime rate plus 1.25% or LIBOR plus 3.25%. The Term Loan B bears interest at the lenders' prime rate plus 1.50% or LIBOR plus 3.50%. The SCIL loans bear interest at the lenders' prime rate plus 2.0% or LIBOR plus 4.0%, commencing November 2001 both rates will bear an additional 4.0% that will be accrued but payable on the commitment termination date. Commitment termination date, in the case of the revolving line and Term Loan A is July 1, 2003, Term Loan B is July 1, 2005 and the SCIL loans termination date is April 1, 2007. As additional compensation for the revolving line commitments and SCIL Loan commitments, the Company will pay a
 .5% fee on the unused portion of the facilities. The Company had outstanding direct borrowings of $3,642 under the revolving line at June 30, 2000. The Company also has outstanding under the revolving line letters of credit of approximately $686 at June 30, 2000. The Company's revolving line weighted average interest rate was 9.89% at June 30, 2000. The facility contains various convenants that require the Company to maintain certain financial ratios, limits capital expenditures, prohibit dividends and similar payments and restrict the Company's ability to incur other indebtedness. The facility is guaranteed by all of the Company's subsidiaries.

     The Company has borrowed $5,000 of the SCIL facility, the remaining balance of $5,000 is reserved for retiring the Company's existing Subordinated Debt.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 9 - Long Term Debt (continued)
     In August 1997, the Company entered into an interest rate swap agreement with KeyBank to reduce the impact of changes in interest rates on its Term Loan. Pursuant to the refinancing, the swap agreement was cancelled resulting in an immaterial gain to the Company. The new credit agreement with GE Capital requires that 50% of the Term Loan liabilities be converted to a fixed rate obligation by December 1, 2000.

     Subordinated Debt - At June 30, 1999, the Company had $6,350 principal amount of eight year convertible subordinated notes, due May 4, 2003, with an interest rate of 4%, convertible at $14 per share after five years and redeemable after six years. The debt was valued at $4,890 at May 5, 1995 using an effective rate of 8.34%. The valuation discount is being amortized over the life of the notes. The Company entered in to an agreement in February 2000, to replace and supersede the obligations set forth in the $2,540 principal amount, 4% convertible subordinated note due May 4, 2003. The Company's new obligation continues to be subordinated to senior indebtedness. Periodic payments will be made and paid in full by May 2003, with an imputed interest rate of 10%. An extraordinary gain has been recognized in the year ended June 30, 2000, amounting to $382, less applicable income tax expense of $254, and is shown separately in the consolidated statements of operations.

     Required payments of principal on senior and subordinated debt including accreted interest of approximately $283, exclusive of capitalized leases, outstanding at June 30, 2000, are summarized as follows:

                  Fiscal Year                                                    Amount
                  -----------                                                ---------------
                  2001..........................................              $   5,474
                  2002..........................................                  6,152
                  2003..........................................                  6,155
                  2004..........................................                  6,213
                  2005..........................................                  5,100
                  Thereafter....................................                 14,817
                                                                             ---------------
                                                                              $  43,911
                                                                             ===============

     The Company leases certain equipment from unaffiliated entities. Further minimum lease payments under capital leases as of June 30, 2000 are:

                  Fiscal Year                                                    Amount
                  -----------                                                ---------------
                  2001..........................................              $   2,739
                  2002..........................................                  2,781
                  2003..........................................                  2,515
                  2004..........................................                    899
                                                                             ---------------
                  Total minimum lease payments..................                  8,934
                  Less:  Amount representing interest...........                  1,290
                                                                             ---------------
                  Present value of minimum lease payments.......              $   7,644
                                                                             ===============

     Leased property under capital leases are classified in fixed assets as follows:

                                                                         June 30,           June 30,
                                                                           1999               2000
                                                                     ---------------     ---------------
                  Equipment under capital leases................          $   5,256          $  10,639
                  Less:  Accumulated amortization...............              1,092              2,536
                                                                     ---------------     --------------
                                                                          $   4,164          $   8,103
                                                                     ===============     ==============

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 10 - Related Parties

     The Company leases a building in Northvale, New Jersey from an entity owned by certain principal stockholders of the Company, under a lease accounted for as an operating lease, which facility serves as its engineering and fabrication facility. Such rental expenses of the Company for the years ended June 30, 1998, 1999 and 2000 amounted to $270, $272 and $238, respectively.

     The Company has its corporate headquarters as well as its Satellite and Distribution facilities in Northvale, New Jersey that was leased from two partnerships, whose partners then owned a majority interest in Old Video, under a lease accounted for as an operating lease. In August 1997, immediately prior to the Merger, the principal stockholders of Old Video contributed the stock of two S Corporations holding all of the general and limited partnership interest in the two partnerships (see Note 1). Such rental expense of the Company for the year ended June 30, 1998 amounted to $130. At June 30, 1999 and 2000 the Company also had accounts receivable of $130 and $158 and accounts payable of ($176) and ($120), respectively from (to) other affiliated entities.

     At June 30, 2000, future minimum rental payments under non-cancelable leases with affiliated entities are as follows: (see Note 18).

                                          Fiscal Year                         Amount
                          ----------------------------------------     --------------
                               2001.............................            $    231
                               2002.............................                 231
                                                                       --------------
                                                                            $    462
                                                                       ==============

     The Company has receivables from certain officers of the Company which are non interest bearing and are without specified repayment terms. These receivables are collateralized by split-dollar-life insurance policies which the Company funds on behalf of the officers. Included in other current assets are $303 and $356 due from the officers at June 30, 1999 and 2000, respectively.

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

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 11 - Business Segment Information (continued)

     Summarized financial information by business segment for 1998, 1999 and 2000 is as follows:

                                                                         1998                  1999                   2000
                                                                   ------------------    ------------------     ------------------
Net revenues from unaffiliated customers:
Systems and Products......................................           $        18,631       $        25,615        $        30,540
Satellite and Distribution Services.......................                    21,384                31,280                 34,130
Production Services.......................................                    32,980                32,516                 31,478
                                                                   ------------------    ------------------     ------------------
Net revenues..............................................           $        72,995       $        89,411        $        96,148
                                                                   ==================    ==================     ==================
Intersegment revenues:
Systems and Products......................................           $         1,386       $         2,067        $           667
Satellite and Distribution Services.......................                     1,160                 1,125                  1,058
Production Services.......................................                     1,010                   492                    239
                                                                   ------------------    ------------------     ------------------
Total intersegment revenues...............................           $         3,556       $         3,684        $         1,964
                                                                   ==================    ==================     ==================
Operating income:
Systems and Products......................................           $         2,490       $         1,372        $         2,327
Satellite and Distribution Services.......................                     5,830                 6,075                  7,234
Production Services.......................................                     3,542                   170                   (400)
Corporate ................................................                    (5,170)               (5,479)                (5,172)
                                                                   ------------------    ------------------     ------------------
Operating income from continuing operations...............                     6,692                 2,138                  3,989
Interest expense, net.....................................                    (3,619)               (4,149)                (4,814)
Other income..............................................                       217                    53                    557
                                                                   ------------------    ------------------     ------------------
Income (loss) before income taxes and discontinued operations
  and extraordinary gain..................................           $         3,290       $        (1,958)       $          (268)
                                                                   ==================    ==================     ==================
Depreciation and amortization:
Systems and Products......................................                       650                   754                    685
Satellite and Distribution Services.......................                     2,076                 2,957                  3,293
Production Services.......................................                     4,035                 4,568                  4,702
Corporate ................................................                     1,197                 1,557                  1,785
                                                                   ------------------    ------------------     ------------------
Total depreciation and amortization ......................           $         7,958       $         9,836        $        10,465
                                                                   ==================    ==================     ==================
Assets:
Systems and Products......................................                     5,971                 6,427                  9,270
Satellite and Distribution Services.......................                    16,460                20,691                 21,062
Production Services.......................................                    29,787                25,698                 20,654
Corporate ................................................                    29,642                32,502                 35,046
                                                                   ------------------    ------------------     ------------------
Total assets..............................................           $        81,860       $        85,318        $        86,032
                                                                   ==================    ==================     ==================
Additions to fixed assets:
Systems and Products......................................           $           653       $         1,349        $           347
Satellite and Distribution Services.......................                     4,591                 5,332                  3,180
Production Services.......................................                       634                 4,575                    758
Discontinued operations...................................                       119                   ---                    ---
Corporate ................................................                       451                   628                    174
                                                                   ------------------    ------------------     ------------------
Total additions to fixed assets...........................           $         6,448       $        11,884        $         4,459
                                                                   ==================    ==================     ==================

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 12 - Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                Year Ending           Year Ending           Year Ending
                                                                 June 30,              June 30,              June 30,
                                                                   1998                  1999                  2000
                                                             ------------------    ------------------    ------------------
Numerator:
  Income (loss) before discontinued operations and
    extraordinary gain...............................          $         1,699       $        (1,900)      $        (1,111)
                                                             ------------------    ------------------    ------------------
  Numerator for basic earnings per share-
    income (loss) available to common stockholders...                    1,699                (1,900)               (1,111)
  Effect of dilutive securities:
    4% convertible subordinated notes and stock
    options..........................................                       --                    --                    --
                                                             ------------------    ------------------    ------------------
  Numerator for  dilutive  earnings  per share-
  income  (loss) from  continuing operations
  available to common stockholders after
  assumed conversions................................          $         1,699       $        (1,900)      $        (1,111)
                                                             ==================    ==================    ==================
Denominator:
  Denominator for basic earnings per share-
    weighted-average shares..........................               12,276,278            13,264,307            13,291,649
  Effect of dilutive securities:
    4% convertible subordinated notes and stock
    options .........................................                       --                    --                    --
                                                             ------------------    ------------------    ------------------
  Denominator for dilutive earnings per share-
    adjusted weighted-average shares and assumed
    conversions......................................               12,276,278            13,264,307            13,291,649
                                                             ==================    ==================    ==================

Basic earnings (loss) per share before discontinued
   operations and extraordinary gain.................          $          0.14       $         (0.14)      $         (0.08)
                                                             ==================    ==================    ==================

Diluted earnings (loss) per share before discontinued
   operations and extraordinary gain.................          $          0.14       $         (0.14)      $         (0.08)
                                                             ==================    ===================   ==================


     Earnings (loss) per share from continuing operations have been computed using the weighted average number of shares outstanding during each period. Pre-Merger weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares of common stock of the Company.

     The effect of 4% convertible subordinated notes, convertible to 272,143 shares of common stock at June 30, 2000, has been excluded from the diluted earnings per share calculation, because they are anti-dilutive.

     The average number of options to purchase shares of common stock excluded from the computation of diluted earnings per share because of the Company's current year operating loss, therefore, having an antidilutive effect, were 498,900, 549,529 and 604,703 for fiscal 1998, 1999 and 2000, respectively.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 13 - Income Taxes

     The reconciliation between the statutory tax rate and those reflected in the Company's income tax provision for continuing operations is as follows:

                                                                         1998                   1999                  2000
                                                                    ---------------       ---------------       ---------------
Statutory tax rate.......................................                    34.0%               (34.0)%               (34.0)%
Change in valuation allowance............................                    (5.2)                 45.2                 640.8
Non-deductible intangible amortization...................                     8.8                  16.9                 124.5
State and local taxes, net of federal benefit............                     9.6                (34.7)                (331.3)
Non-deductible meals and entertainment...................                     0.9                   2.1                  21.7
Other....................................................                     0.3                   1.5                (107.2)
                                                                    ---------------       ---------------       ---------------
                                                                             48.4%                (3.0)%                314.5%
                                                                    ===============       ===============       ===============

     The provision for income taxes from continuing operations for the Company is as follows:

                                                                         1998                   1999                  2000
                                                                    ---------------       ---------------       ---------------

Current
     Federal.............................................           $         ---         $         ---          $        ---
     State and local.....................................                     439                   550                   270
Deferred
     Federal.............................................                   1,372                   (369)                (415)
     State and local.....................................                      38                 (1,580)              (1,612)
     Adjustment to valuation allowance...................                    (258)                 1,341                2,600
                                                                   ----------------      ----------------       ---------------
                                                                    $       1,591         $          (58)        $         843
                                                                   ================      ================       ===============

     The components of net deferred tax assets arising from temporary differences as of June 30, 1999 and 2000 were as follows:

                                                                                June 30,                     June 30,
                                                                                  1999                         2000
                                                                         ------------------------    ------------------------
Receivable allowance............................................           $                 542       $                 469
Inventory reserves..............................................                             379                         443
Compensation payable............................................                             353                         294
Other...........................................................                              26                         ---
                                                                         ------------------------    ------------------------
    Current deferred tax asset..................................                           1,300                       1,206
Federal and state net operating loss and credit carryforwards...                           5,602                       8,182
Valuation allowance.............................................                          (2,020)                     (4,620)
Purchase accounting reserves....................................                             355                         230
Straight lined rent.............................................                             698                         647
Accelerated depreciation........................................                            (259)                       (739)
                                                                         ------------------------    ------------------------
    Non-current deferred tax asset..............................                           4,376                       3,700
                                                                         ------------------------    ------------------------
    Total deferred tax asset....................................         $                 5,676      $                4,906
                                                                         ========================    ========================

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 13 - Income Taxes (continued)

     Included in deferred income taxes are accrued income tax liabilities of $1,426 as of June 30, 1999 and 2000.

     The state net operating loss carryforward valuation allowance increased by $1,341 and $2,600 in 1999 and 2000, respectively, as a result of additional operating losses in certain subsidiaries. The Company has a state valuation allowance of $4,620 as of June 30, 2000. The state valuation allowance is provided as a result of estimates regarding future operations of certain subsidiaries in certain states.

     At June 30, 2000, the Company has potential tax benefits from net operating loss carryforwards for federal income tax purposes of $2,739, which expire between 2007 and 2020. Use of the net operating losses may be restricted due to the change in ownership provisions of the Internal Revenue Code of 1986, as amended. The Company also has potential tax benefits from net operating loss carryforwards for state income tax purposes of $5,025, which expire between 2002 and 2020, and an AMT credit of $418.

Note 14- Retirement Plans

     The Company provides retirement benefits through a qualified salary reduction plan for eligible employees under Section 401(k) of the Internal Revenue Code (the "Retirement Plans"). The Retirement Plan is funded by salary reduction contributions by the participants thereof. The Company's contributions to the retirement plan are based on participant contributions (which are limited to a fixed percentage of participant compensation) and matching employer contributions. Additionally, the Company may contribute a discretionary amount. For the years ended June 30, 1998, 1999 and 2000, the matching employer contributions amounted to $191, $275 and $200, respectively.

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

     During fiscal years 1999 and 2000, 115,000 and 187,500 shares of common stock options were granted, respectively. At June 30, 2000, there are 185,500 shares of common stock available for granting.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     On June 13, 1997, the principal stockholders of the Old Video entered into stock option agreements (the "Stockholder Options") with various employees of the Old Video, granting such employees the right to purchase 87,128 shares of the Company's common stock from such stockholders. The Stockholder Options were fully vested at June 30, 1997, became exercisable June 1998 and expire on the fifth anniversary of the vesting date. The exercise prices of the Stockholder Options upon grant were in excess of the estimated fair market value of the Old Video's common stock. In conjunction with the Merger, changes were made to the Stockholder Options to restore the option holder's economic position. The
Stockholder Options converted into options to purchase from such stockholders 235,000 shares of the Company's common stock. The changes to the Stockholder Options did not impact the aggregate intrinsic value, reduce the ratio of exercise price per option to the market value per share, or alter the vesting provision of the Stockholder Options. As a result, no expense under APB 25 was recognized.

     The Black-Scholes option pricing model used the following assumptions for grants in 1998, 1999 and 2000, respectively: expected volatility of 0.4, 0.5 and 0.92, dividend yield of 0% and expected lives of ten years for all years, and risk free interest rates of 6.38%, 6.09% and 6.21%.

     The following table shows the pro forma impact of options on the Company's net loss for the years ended June 30, 1998, 1999 and 2000 in accordance with SFAS 123. The pro forma impact may not be representative of the effect on the future years because of the subjective assumptions used in the fair value estimate calculated under the Black-Scholes model and because new grants are generally made each year.

                                                                          1998               1999               2000
                                                                      ---------------    ---------------    ---------------
Net loss:                                       As Reported           $         (161)    $       (1,900)    $         (729)
                                                Pro Forma                       (265)            (2,071)              (826)
Net loss per common share - Basic:              As Reported                     (.01)              (.14)              (.05)
                                                Pro Forma                       (.02)              (.16)              (.06)
Net loss per common share - Diluted:            As Reported                     (.01)              (.14)              (.05)
                                                Pro Forma             $         (.02)    $         (.16)    $         (.06)

     A summary of the status of the Stock Plan at June 30, 1999 and 2000, and changes during the years then ended is presented in the table below.

                                                                     1999                              2000
                                                        -------------------------------    ------------------------------
                                                                            Weighted                          Weighted
                                                           Number           Average           Number          Average
                                                             Of             Exercise            Of            Exercise
                                                           Shares            Price            Shares           Price
                                                        -------------     -------------    -------------    -------------
Outstanding at beginning of year..................           857,800      $       4.16     $    965,600     $       4.02
Granted...........................................           115,000              2.95          187,500             2.16
Exercised.........................................               ---               ---           (3,000)            2.94
Forfeited.........................................            (7,200)             3.28         (210,100)            4.05
Canceled or Expired...............................               ---               ---              ---              ---
                                                        -------------     -------------    -------------    -------------
Outstanding at end of year........................           965,600      $       4.02          940,000     $       3.65
                                                        =============     =============    =============    =============
Exercisable at end of year........................           609,257      $       4.61          600,148     $       3.30
                                                        =============     =============    =============    =============
Weighted average fair value of options granted....      $       2.10                       $       1.93
                                                        =============                      =============

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 15 - Stock Based Compensation Plans (continued)

     The range of exercise prices for the options outstanding at June 30, 2000 is $1.625 - $6.00 with a weighted average remaining contractual life of 7.11 years. Approximately, 183,178 options become exercisable in fiscal 2001, 90,834 options become exercisable in fiscal 2002 and 65,840 options become exercisable in fiscal 2003.

                               Options              Exercise             Weighted             Options
                             Outstanding          Price Range          Average Life         Exercisable
                           -----------------    -----------------    -----------------    -----------------
                                    192,500       $1.625 - 2.625                 9.61                1,666
                                    354,000        2.940 - 3.250                 7.47              204,982
                                    393,500        4.000 - 6.000                 5.55              393,500
                           -----------------    -----------------    -----------------    -----------------
                                    940,000       $1.625 - 6.000                 7.11              600,148
                           =================    =================    =================    =================


     Upon the Merger, the Company assumed 508,800 fully vested IPL options, which had previously been granted to former employees and directors of IPL, 393,500 of these options are outstanding at June 30, 2000.

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

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

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

     Losses from the discontinued Consulting Services segment amounted to $140 from the date of the Merger through November 30, 1997, net of applicable income tax benefit of $73, and are shown separately in the consolidated statements of operations. Revenues of the discontinued Consulting Services segment were $1,407 from the date of the Merger through June 30, 1998 and $686 for the nine months ended June 30, 1999. Included in other current liabilities at June 30, 1999 and 2000 is a reserve of $249 and $65, respectively, principally for remaining lease commitments and severance arrangements.

Note 17 - Other Income

     Included in 2000 other income is $367 pertaining to the assignment of the Company's leasehold in its Miami studio and the sale of other assets.

Note 18 - Commitments and Contingencies

Lease Commitments - The Company leases property under leases accounted for as operating leases. Certain leases include escalation clauses. At June 30, 2000, future minimum rental payments, including related party leases (see Note 10), under non-cancelable leases for buildings and equipment are as follows:

                 Fiscal Year                                                   Amount
                 -----------                                               ---------------
                 2001..............................................             $   4,167
                 2002..............................................                 3,570
                 2003..............................................                 3,068
                 2004..............................................                 2,870
                 2005..............................................                 2,598
                 Thereafter........................................                 9,674
                                                                           ---------------
                                                                                $  25,947
                                                                           ===============

     Rental expense for the years ended June 30, 1998, 1999 and 2000 amounted to $3,719, $4,302 and $4,137, respectively. The Company also has non-cancelable subleases of approximately $837.

Employment Agreements - At June 30, 2000, the Company is obligated under employment contracts with certain key employees providing for base salary and incentive bonuses based upon the results of operations. Minimum amounts due under these contracts are as follows:

                 Fiscal Year                                                  Amount
                 -----------                                               --------------
                 2001..............................................             $  3,641
                 2002..............................................                1,050
                 2003..............................................                   64
                 2004..............................................                   61
                                                                           --------------
                                                                                $  4,816
                                                                           ==============

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

Note 18 - Commitments and Contingencies (continued)

Litigation

     The Company is involved in various claims and legal proceedings related to employment matters, as well as other legal proceedings of a nature considered normal to its business. While it is not possible to predict or determine the outcome of these proceedings, it is the opinion of management that their outcome will have no material adverse effect on the financial position, liquidity or results of operations of the Company.

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

Note 20 - Unaudited Quarterly Results

     Unaudited quarterly financial information for fiscal year 1999 and 2000 is set forth below.

                                                                            Quarter Ended

                                            ------------------------------------------------------------------------------
                                             September 30,        December 31,          March 31,            June 30,
                                                  1998                1998                 1999                1999
                                            -----------------    ----------------    -----------------    ----------------
Fiscal 1999
    Revenues........................        $         21,906     $        21,562     $         22,700     $        23,243
    Gross profit....................        $          5,962     $         6,032     $          5,917     $         5,856
    Income from continuing
       operations...................        $           (286)    $          (450)    $           (821)    $          (343)
    Income from continuing
        operations per share - basic        $          (0.02)    $         (0.03)    $          (0.06)    $         (0.03)
    Net income (loss)...............        $           (286)    $          (450)    $           (821)    $          (343)

                                                                            Quarter Ended

                                            ------------------------------------------------------------------------------
                                             September 30,        December 31,          March 31,            June 30,
                                                  1999                1999                 2000                2000
                                            -----------------    ----------------    -----------------    ----------------
Fiscal 2000
    Revenues........................        $         20,804     $        22,552     $         26,981     $        25,811
    Gross profit....................        $          6,437     $         6,284     $          6,749     $         5,920
    Income (loss) from continuing
       operations...................        $           (215)    $          (111)    $             10     $          (795)
    Income (loss) from continuing
       operations per share - basic.        $          (0.02)    $         (0.01)    $           0.00     $         (0.05)
    Net income (loss)...............        $           (215)    $          (111)    $            392     $          (795)


                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued

Note 21 - Subsequent Events

     On July 25, 2000, the Company, entered into a definitive agreement with AT&T Corp. and Liberty Media Corporation ("Liberty Media") pursuant to which Liberty Media will acquire 100% of the Company's issued and outstanding common stock by means of a merger. As contemplated by the merger agreement, each share of common stock outstanding immediately prior to the effective time of the merger will be converted into 0.104 of a share of Class A Liberty Media Group Stock and $2.75 in cash. The Company's stockholders controlling approximately 71.8% of the Company's outstanding common stock have entered into a voting agreement with Liberty Media under which these stockholders agreed to vote in favor of the merger agreement and the merger.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

                              SUPPLEMENTAL SCHEDULE

Schedule II - Valuation and Qualifying Accounts




                                                          Additions
                                     Balance at          Charged to                                Balance at
                                    Beginning of          Costs and           Deductions             End of
                                        Year              Expenses            Write-Offs              Year
                                  -----------------    ----------------     ----------------    -----------------

For the year ended June 30, 1998:
 Allowance for doubtful
 accounts and volume
 discounts.................         $     1,354(a)       $         214        $         389       $        1,179
                                  =================    ================     ================    =================

June 30, 1999:
 Allowance for doubtful
 accounts and volume
 discounts.................         $        1,179       $          67        $         217       $        1,029
                                  =================    ================     ================    =================

June 30, 2000:
 Allowance for doubtful
 accounts and volume
 discounts.................         $        1,029       $         371        $         466       $          934
                                  =================    ================     ================    =================



(a)The balance at beginning of year gives effect to the Merger with and into International Post Limited of $1,052.