Form 10-Q
period 2000-09-30
VIDEO SERVICES CORP
filed 2000-11-13
CIK 913888

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          [X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2000

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

                                 Yes [X] No [ ]

 The number of shares outstanding of the issuer's common stock, $.01 par value per share, as of November 13, 2000, was 13,311,307.

                           VIDEO SERVICES CORPORATION

                                      INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS (UNAUDITED)                               PAGE


           Condensed Consolidated Balance Sheets as of June 30, 2000
           and September 30, 2000...........................................3

           Condensed Consolidated Statements of Operations for
           the three months ended September 30, 1999 and 2000...............4

           Condensed Consolidated Statement of Stockholders' Equity for
           the three months ended September 30, 2000........................5

           Condensed Consolidated Statements of Cash Flows
           for the three months ended September 30, 1999 and 2000...........6

           Notes to Condensed Consolidated Financial Statements.............7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................13



PART II.   OTHER INFORMATION


Item 1.    LEGAL PROCEEDING................................................17

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.......................17

Item 3.    DEFAULTS UPON SENIOR SECURITIES.................................17

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS.........................................................17

Item 5.    OTHER INFORMATION...............................................17

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K................................17


SIGNATURES ................................................................18

                           VIDEO SERVICES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             As of June 30, 2000 and September 30, 2000 (unaudited)
                (dollars in thousands, except per share amounts)

                                                                           June 30,                   September 30,
                                                                            2000                         2000
                                                                     -------------------          -------------------
ASSETS
Current Assets:

   Cash and cash equivalents                                           $          3,613             $            406
   Accounts receivable                                                           17,738                       14,391
   Inventories                                                                    1,290                        1,522
   Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                         1,034                        1,472
   Deferred income taxes                                                          1,206                        1,167
   Prepaid expenses and other current assets                                        994                        1,260
                                                                     -------------------          -------------------
         Total current assets                                                    25,875                       20,218

Fixed assets, net                                                                34,014                       32,383
Excess of cost over fair value of net assets acquired, net                       20,878                       20,633
Deferred income taxes                                                             2,274                        2,424
Other assets                                                                      2,991                        5,363
                                                                     -------------------          -------------------
         Total assets                                                  $         86,032             $         81,021
                                                                     ===================          ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                               $          8,192             $          6,974
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                                           3,692                        2,047
   Current portion of long-term debt                                              5,534                        5,585
   Current portion of subordinated debt                                           2,062                        1,662
   Income taxes payable                                                             193                            -
   Other current liabilities                                                      2,964                        2,785
                                                                     -------------------          -------------------
         Total current liabilities                                               22,637                       19,053

Long-term debt                                                                   40,752                       39,657
Subordinated debt                                                                 2,924                        2,893
Other liabilities                                                                 1,468                        1,482
                                                                     -------------------          -------------------
         Total liabilities                                                       67,781                       63,085
                                                                     -------------------          -------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock:  $.01 par value - 3,000,000 shares
      authorized; no shares outstanding at June 30, 2000
      and September 30, 2000                                                          -                            -
   Common stock:  $.01 par value, 25,000,000 shares authorized, and 13,311,307 shares issued and outstanding
      at June 30, 2000 and September 30, 2000                                       133                          133
   Additional paid-in-capital                                                    21,350                       21,350
   Accumulated deficit                                                           (3,232)                      (3,547)
                                                                     -------------------          -------------------
         Total stockholders' equity                                              18,251                       17,936
                                                                     -------------------          -------------------
         Total liabilities and stockholders' equity                    $         86,032             $         81,021
                                                                     ===================          ===================


                             See accompanying notes

                           VIDEO SERVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three months ended September 30, 1999 and 2000 (unaudited)
                (dollars in thousands, except per share amounts)

                                                                            1999                         2000
                                                                     -------------------          -------------------
Revenues:
   Sales                                                               $          4,211             $          6,199
   Services                                                                      16,593                       16,017
                                                                     -------------------          -------------------
                                                                                 20,804                       22,216
Costs:
   Sales                                                                          3,246                        5,329
   Services                                                                       8,840                        9,253
                                                                     -------------------          -------------------
                                                                                 12,086                       14,582

Depreciation                                                                      2,281                        2,152
                                                                     -------------------          -------------------

Gross profit                                                                      6,437                        5,482

Selling, general and administrative expenses                                      4,967                        4,202
Amortization                                                                        277                          347
                                                                     -------------------          -------------------

Operating income                                                                  1,193                          933

Other income (expense):

      Interest expense                                                           (1,241)                      (1,275)

      Interest and other income                                                       6                           40
                                                                     -------------------          -------------------

Loss before income taxes                                                            (42)                        (302)

Income tax expense                                                                  173                           13
                                                                     -------------------          -------------------

Net loss                                                               $           (215)            $           (315)
                                                                     ===================          ===================
Earnings per share:
   Basic and Diluted:
      Net loss                                                         $          (0.02)            $          (0.02)
                                                                     ===================          ===================


Weighted average number of shares outstanding for basic
   and diluted earnings per share                                            13,265,264                   13,311,307
                                                                     ===================          ===================

                             See accompanying notes

                           VIDEO SERVICES CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY For the three months ended September 30, 2000 (unaudited)
                             (dollars in thousands)


                                        Common           Common
                                        Stock            Stock              Paid-In         Accumulated
                                        Shares           Amount             Capital           Deficit              Total
                                     ------------     ------------        ------------     ------------         ------------
Balance at June 30, 2000              13,311,307       $      133          $   21,350       $   (3,232)          $   18,251

Net loss                                       -                -                   -             (315)                (315)
                                     ------------     ------------        ------------     ------------         ------------
Balance at September 30, 2000         13,311,307       $      133          $   21,350       $   (3,547)          $   17,936
                                     ============     ============        ============     ============         ============



                             See accompanying notes

                           VIDEO SERVICES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the three months ended September 30, 1999 and 2000 (unaudited)
                             (dollars in thousands)



                                                                             1999                         2000
                                                                     -------------------          -------------------
Operating Activities
Net cash used in operating activities                                  $           (740)            $         (1,214)

Investing Activities
Additions to fixed assets                                                          (588)                        (532)
Proceeds from sales of fixed assets                                                 340                           14
                                                                     -------------------          -------------------
Net cash used in investing activities                                              (248)                        (518)

Financing Activities
Increase in subordinated debt                                                        55                           36
Repayments of subordinated debt                                                       -                         (467)
Proceeds from long-term borrowings                                                3,500                        1,000
Repayment of borrowings                                                          (3,047)                      (2,044)
                                                                     -------------------          -------------------
Net cash provided by (used in) financing activities                                 508                       (1,475)

Net decrease in cash                                                               (480)                      (3,207)
Cash and cash equivalents, beginning of period                                      805                        3,613
                                                                     -------------------          -------------------
Cash and cash equivalents, end of period                               $            325             $            406
                                                                     ===================          ===================


                             See accompanying notes

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   As of June 30, 2000 and September 30, 2000
           and for the three months ended September 30, 1999 and 2000
                (dollars in thousands, except per share amounts)


Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

     The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

      The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Video Services Corporation and Subsidiaries' (the "Company") annual report on Form 10-K for the year ended June 30, 2000.

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

     On August 27, 1997, Video Services Corporation ("Old Video") merged with and into International Post Limited ("IPL") with IPL as the surviving corporation (the "Merger"). At the effective time of the Merger, IPL changed its name to Video Services Corporation. As part of the Merger, the Company made a strategic evaluation of facilities and personnel requirements and determined that certain IPL facilities would be closed with the equipment being consolidated into other facilities and determined that certain IPL personnel would be redundant. Accordingly, the Company recorded a reserve for severance costs of $1,426 and lease related costs of $993 as of August 27, 1997. The balance of the liability was $418 and $378 at June 30, 2000 and September 30, 2000, respectively. At June 30, 2000 it was estimated that approximately $80 of such expenditures would be made in fiscal 2001 and $338 in fiscal 2002. The Company anticipates that funding for these amounts will be provided by operations.

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


Note 3 - Accounts Receivable

                                                                    June 30,                  September 30,
                                                                      2000                        2000
                                                             -----------------------     ---------------------
Accounts receivable, trade............................         $             13,812        $           13,587
Contracts receivable billed:
   Uncompleted contracts..............................                        4,217                     1,362
   Completed contracts................................                          643                       407
                                                             -----------------------     ---------------------
                                                                             18,672                    15,356

Less:  Allowance for doubtful accounts
          and volume discounts........................                          934                       965
                                                             -----------------------     ---------------------
                                                               $             17,738        $           14,391
                                                             =======================     =====================

Note 4 - Fixed Assets

Fixed assets, at cost, summarized by major categories consist of the following:

                                                                    June 30,                  September 30,
                                                                      2000                        2000
                                                             -----------------------     ---------------------
Machinery and equipment...............................         $             39,426        $           39,828
Leasehold improvements................................                       12,021                    12,101
Furniture and fixtures................................                        2,207                     2,212
Transportation equipment..............................                          254                       272
Building..............................................                        2,199                     2,199
Land..................................................                        1,967                     1,967
Equipment under capital leases........................                       10,639                    10,645
                                                             -----------------------     ---------------------
                                                                             68,713                    69,224
Less:  Accumulated depreciation, including
          accumulated amortization for
          equipment under capital lease...............                       34,699                    36,841
                                                             -----------------------     ---------------------
                                                               $             34,014        $           32,383
                                                             =======================     =====================



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

     Summarized financial information by business segment for the three month periods ended September 30, 1999 and 2000 is as follows:


                                                                                       Three                 Three
                                                                                    Months Ended          Months Ended
                                                                                    September 30,         September 30,
                                                                                        1999                   2000
                                                                                -----------------      ----------------
Revenues from unaffiliated customers:
Systems and Products...................                                           $        4,720         $       6,674
Satellite and Distribution Services....                                                    7,992                 8,130
Production Services....................                                                    8,092                 7,412
                                                                                -----------------      ----------------
Revenues...............................                                           $       20,804         $      22,216
                                                                                =================      ================

Intersegment revenues:
Systems and Products...................                                           $           25         $          62
Satellite and Distribution Services....                                                      327                   230
Production Services....................                                                       65                     1
                                                                                -----------------      ----------------
Total intersegment revenues............                                           $          417         $         293
                                                                                =================      ================

Operating income:
Systems and Products...................                                           $          430         $         373
Satellite and Distribution Services....                                                    1,811                 2,003
Production Services....................                                                      174                  (171)
Corporate..............................                                                   (1,222)               (1,272)
                                                                                -----------------      ----------------
Operating income.......................                                                    1,193                   933

Interest expense                                                                          (1,241)               (1,275)
Interest and other income..............                                                        6                    40
                                                                                -----------------      ----------------
Loss before income taxes...............                                           $          (42)        $        (302)
                                                                                =================      ================


                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



Note 5 - Segment Data (continued)

                                                                                     June 30,             September 30,
                                                                                       2000                   2000
                                                                                -----------------      ----------------
Identifiable assets at June 30, 2000 and September 30, 2000:
Systems and Products...................                                           $        9,270         $       7,017
Satellite and Distribution Services....                                                   21,062                20,445
Production Services....................                                                   20,654                21,890
Corporate..............................                                                   35,046                31,669
                                                                                -----------------      ----------------
Total assets...........................                                           $       86,032         $      81,021
                                                                                =================      ================



Note 6 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.


                                                                      Three                       Three
                                                                  Months Ended                 Months Ended
                                                                  September 30,               September 30,
                                                                      1999                         2000
                                                             ------------------------    ------------------------
Numerator:

   Net loss..........................................          $                (215)      $                (315)
                                                             ------------------------    ------------------------
   Numerator for basic loss per share - net loss
      available to common stockholders...............                           (215)                       (315)

   Effect of dilutive securities:
      4% convertible subordinated notes and stock
      options........................................                            ---                          ---
                                                             ------------------------    ------------------------
   Numerator for diluted loss per share - net loss
      available to common stockholders after
      assumed.conversions............................          $                (215)      $                (315)
                                                             ========================    ========================

Denominator:

   Denominator for basic loss per share -
      weighted-average shares........................                     13,265,264                  13,311,307

   Effect of dilutive securities:
      4% convertible subordinated notes and stock
      options........................................                            ---                          ---
                                                             ------------------------    ------------------------
   Denominator for diluted loss per share-adjusted
      weighted - average shares and assumed
      conversions....................................                     13,265,264                  13,311,307


   Basic loss per share..............................          $               (0.02)      $               (0.02)
                                                             ========================    ========================

   Diluted loss per share............................          $               (0.02)      $               (0.02)
                                                             ========================    ========================


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



Note 7 - Long-Term Debt




                                                                          June 30,                 September 30,
                                                                            2000                       2000
                                                                    -----------------          -----------------

Senior secured Term Loan A...........................                 $        15,000            $        15,000
Senior secured Term Loan B...........................                          15,000                     15,000
Secondary Collateral Institutional Loan..............                           5,000                      5,000
Senior secured revolving credit loan.................                           3,642                      3,142
Capitalized lease obligations........................                           7,644                      7,100
                                                                    -----------------          -----------------
                                                                               46,286                     45,242
Less:  current maturities............................                           5,534                      5,585
                                                                    -----------------          -----------------
                                                                      $        40,752            $        39,657
                                                                    =================          =================

     Senior Secured Long-Term Debt - The Company refinanced its long-term indebtedness, including mortgage payables and lines of credit (excluding existing capital lease obligations), with a $55,000 credit facility comprised of a $15,000 revolving line of credit, term loans totaling $30,000 and Secondary Collateral Institutional Loans ("SCIL") totaling $10,000. General Electric Capital Corporation ("GE Capital"), is Term Agent and Administrative Agent under the credit agreement and KeyBank National Association ("KeyBank"), is revolver agent. The revolving line of credit bears interest at the lenders' prime rate plus .5% or LIBOR (London Interbank Offered Rate) plus 3.25 basis points. Term Loan A bears interest at the lenders' prime rate plus 1.25% or LIBOR plus 3.25%. The Term Loan B bears interest at the lenders' prime rate plus 1.50% or LIBOR plus 3.50%. The SCIL loans bear interest at the lenders' prime rate plus 2.0% or LIBOR plus 4.0%, commencing November 2001 both rates will bear an additional 4.0% that will be accrued but payable on the commitment termination date. Commitment termination date, in the case of the revolving line and Term Loan A is July 1, 2003, Term Loan B is July 1, 2005 and the SCIL loans termination date is April 1, 2007. As additional compensation for the revolving line commitments and SCIL Loan commitments, the Company will pay a .5% fee on the unused portion of the facilities. The Company had outstanding direct borrowings of $3,142 under the revolving line at September 30, 2000. The Company also has outstanding under the revolving line letters of credit of approximately $666 at September 30, 2000. The Company's revolving line weighted average interest rate was 9.91% at September 30, 2000. The facility contains various covenants that require the Company to maintain certain financial ratios, limits capital expenditures, prohibit dividends and similar payments and restrict the Company's ability to incur other indebtedness. The facility is guaranteed by all of the Company's subsidiaries.

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

Note 8 - Agreement to Merge

     On July 25, 2000, the Company, entered into a definitive agreement with AT&T Corp. and Liberty Media Corporation ("Liberty Media") pursuant to which Liberty Media will acquire 100% of the Company's issued and outstanding common stock by means of a merger. As contemplated by the merger agreement, each share of common stock outstanding immediately prior to the effective time of the merger will be converted into 0.104 of a share of Class A Liberty Media Group Stock and $2.75 in cash. The merger is subject to specified terms and conditions including the affirmative vote of the Company's stockholders and the receipt of certain regulatory consents. The Company's stockholders controlling approximately 71.8% of the Company's outstanding common stock have entered into a voting agreement with Liberty Media under which these stockholders agreed to vote in favor of the merger agreement and the merger.

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

Results of Continuing Operations

     Three Months Ended September 30, 2000 compared to Three Months Ended September 30, 1999.

     Total revenues increased by $1,412 to $22,216 in 2000 from $20,804 in 1999. Revenues from the Satellite and Distribution Services segment increased by 1.7% to $8,130 in 2000 from $7,992 in 1999. This increase was primarily due to an increase in video transmissions and a continued increase in the number of customers connected to the Company's satellite and fiber optic network, partially offset by a reduced volume of standards conversion, syndicated satellite services and duplication services. Revenues from the Systems and Products segment increased by 41.4% to $6,674 in 2000 from $4,720 in 1999. This increase was primarily due to increased demand for design and installation of turnkey video systems. The Production Services segment decreased by 8.4% to $7,412 in 2000 from $8,092 in 1999. This decrease is primarily due to the reduced volume of creative editorial services and editing services, partially offset by a higher volume of visual effects, broadcast design and studio management services.

     Total costs increased by $2,496 to $14,582 in 2000 from $12,086 in 1999. Costs of the Satellite and Distribution Services segment increased by $81 to $3,939 in 2000 from $3,858 in 1999. Costs of the Systems and Products segment increased by $2,063 to $5,472 in 2000 from $3,409 in 1999. This increase was primarily driven by the equipment costs associated with the increased volume in installations of turnkey video systems. Costs of the Production Services segment increased by $352 to $5,171 in 2000 from $4,819 in 1999.

     The Company's overall gross profit margin (excluding depreciation) decreased from 41.9% in 1999 to 34.4% in 2000. Gross profit margin from the Satellite and Distribution Services segment decreased from 51.7% in 1999 to 51.5% in 2000. Gross profit margin from the Systems and Products segment decreased to 18.0% in 2000 from 27.8% in 1999 primarily as a result of the reduced margins on large turnkey video systems contracts and product mix. Gross profit margin from Production Services segment decreased to 30.2% in 2000 from 40.4% in 1999 as a result of a decrease in revenues combined with stable fixed costs.

     Selling, general and administrative expenses decreased to $4,202 in 2000 from $4,967 in 1999. Selling, general and administrative expenses as a percentage of revenues decreased by 5.0% from 23.9% in 1999 to 18.9% in 2000. The ratio decrease was attributable to the increased revenues of the Company and cost reductions related to the creative editorial services.

                   VIDEO SERVICES CORPORATION AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)

Results of Continuing Operations (continued)

     Depreciation expense decreased to $2,152 in 2000 from $2,281 in 1999, resulting from the reduced level of capital expenditures and asset dispositions in the year ended June 30, 2000. Amortization expense increased from $277 in 1999 to $347 in 2000 reflecting the amortization of the goodwill (excess of cost over the fair value of net assets acquired), which is being amortized over 25 years, and the amortization of costs related to the refinancing discussed below.

     Interest expense increased to $1,275 in 2000 from $1,241 in 1999, as a result of higher interest rates associated with the term and revolving loans and increased obligations for equipment capital leases.

     The effective tax rate applied against pre-tax loss was (4.3)% in 2000 and (411.9)% in 1999. The effective tax rate for 2000 as compared to the federal statutory tax rate of 34% was primarily the result of goodwill amortization, which is not deductible for income tax purposes and state income taxes. State income taxes are net of state net operating loss valuations provided for certain subsidiaries as a result of estimates regarding future operations.

     Net loss increased to $315 in 2000 from a loss of $215 in 1999 primarily as a result of the factors discussed above.

Liquidity and Capital Resources

     The Company meets its liquidity needs and capital expenditures requirements with internally generated funds, borrowing under its bank credit facility (including line of credit), equipment financing and capital leases. Such funds are used for capital expenditures, working capital needs and repayment of outstanding indebtedness.

     The Company refinanced its long-term indebtedness, including mortgage payables and lines of credit (excluding existing capital lease obligations), with a $55,000 credit facility comprised of a $15,000 revolving line of credit, term loans totaling $30,000 and Secondary Collateral Institutional Loans ("SCIL") totaling $10,000. General Electric Capital Corporation ("GE Capital"), is Term Agent and Administrative Agent under the credit agreement and KeyBank National Association ("KeyBank"), is revolver agent. The revolving line of credit bears interest at the lenders' prime rate plus .5% or LIBOR (London Interbank Offered Rate) plus 3.25 basis points. Term Loan A bears interest at the lenders' prime rate plus 1.25% or LIBOR plus 3.25%. The Term Loan B bears interest at the lenders' prime rate plus 1.50% or LIBOR plus 3.50%. The SCIL loans bear interest at the lenders' prime rate plus 2.0% or LIBOR plus 4.0%, commencing November 2001 both rates will bear an additional 4.0% that will be accrued but payable on the commitment termination date. Commitment termination date, in the case of the revolving line and Term Loan A is July 1, 2003, Term Loan B is July 1, 2005 and the SCIL loans termination date is April 1, 2007. The Company had outstanding direct borrowings of $3,142 under the revolving line at September 30, 2000. The Company also has outstanding under the revolving line letters of credit of approximately $666 at September 30, 2000. The Company's revolving line weighted average interest rate was 9.89% at September 30, 2000. The facility contains various covenants that require the Company to maintain certain financial ratios, limits capital expenditures, prohibit dividends and similar payments and restrict the Company's ability to incur other indebtedness. The facility is guaranteed by all of the Company's subsidiaries.

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

     At September 30, 2000, the Company's outstanding indebtedness was approximately $49,800, including the above mentioned revolving credit facility. At September 30, 2000, the weighted average interest rate was approximately 9.91% on the Company's outstanding indebtedness.

     The Company has incurred $233 of advisory and legal fees in connection with the merger agreement among the Company, AT&T Corp. and Liberty Media Corporation (see Note 8).

     Cash Flow from Operating Activities. For the three months ended September 30, 2000, net cash used in operating activities was $(1,214) primarily resulting from earnings before interest, taxes, depreciation and amortization ("EBITDA") of $3,472 which was offset by increases in working capital requirements. At September 30, 2000, the net deferred tax asset includes the benefit for net operating loss carryforwards. Realization is not assured, however, the Company believes it will generate sufficient taxable income to realize the entire deferred tax asset. For the three months ended September 30, 1999, net cash used in operating activities was $740 primarily resulting from EBITDA of $3,757 which was offset by increases in working capital requirements.

     Cash Flows from Investing Activities. For the three months ended September 30, 2000, the Company used $518 for investing activities, consisting of $532 for the purchase of additional equipment, which was offset by a sales of fixed assets. For the three months ended September 30, 1999, the Company used $248 for investing activities, consisting of $588 for the purchase of additional equipment, which was offset by a sale of fixed assets and repayment of an advance to an affiliate.

     Cash Flow from Financing Activities. For the three months ended September 30, 2000, cash used in financing activities, was $1,475. Proceeds from long-term borrowings include $1,000 of borrowings under the revolving line of credit. Repayments of borrowings include $1,500 repaid under the revolving line of credit, $543 of principal payment on secured equipment financing and $467 of principal payment on subordinated debt. For the three months ended September 30, 1999, cash provided by financing activities, net of repayment of long-term indebtedness, was $508. Such amount primarily consisted of $3,500 in borrowings under the previous revolving line of credit described above. Repayments of borrowings include $1,500 repaid under the previous revolving line of credit and $1,547 of principal payment on mortgages, senior secured term loan and secured equipment financing.

     The Company believes its existing cash position, combined with funds generated from operations and available under the Loan Agreement and the Revolver will be sufficient to finance its ongoing working capital requirements for the remainder of the fiscal year.

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

     There has not been any material changes in the reported market risks since the fiscal year ended June 30, 2000.

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

                           VIDEO SERVICES CORPORATION
                                  (Registrant)

Date:  November 8, 2000     /s/Louis H. Siracusano
                            ----------------------------------------------------
                            Name:  Louis H. Siracusano
                            Title:    President and Chief Executive Officer


Date:  November 8, 2000     /s/Michael E. Fairbourne
                            ----------------------------------------------------
                            Name:  Michael E. Fairbourne
                            Title:    Chief Accounting Officer